Form 10-K
period 2023-12-31
Apollo Asset Backed Credit Co LLC
filed 2024-03-28
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to     .

Commission file number 000-56622

Apollo Asset Backed Credit Company LLC

(Exact name of registrant as specified in its charter)

Delaware	93-3760466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 42nd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 515-3200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Interests in Apollo Asset Backed Credit Company LLC - Series I	S Shares I Shares F-S Shares F-I Shares A-I Shares A-II Shares E Shares

Interests in Apollo Asset Backed Credit Company LLC - Series II	S Shares I Shares F-S Shares F-I Shares A-I Shares A-II Shares E Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by a check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously filed financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant: There are currently no shares of the common stock held by non-affiliates of the registrant.

As of March 28, 2024, the registrant had, with respect to Series I limited liability company interests, 40 V Shares outstanding and, with respect to Series II limited liability company interests, 40 V Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the Asset-Backed Finance Assets we acquire, control and manage;

•	our ability to raise sufficient capital to execute our acquisition and lending strategies;

•	the ability of the Operating Manager to source adequate acquisition and lending opportunities to efficiently deploy capital;

•	the ability of our Asset-Backed Finance Assets to achieve their objectives;

•	our current and expected financing arrangements;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our Asset-Backed Finance Assets;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Operating Manager or any of its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we acquire, control and manage Asset-Backed Finance Assets;

•	our use of financial leverage;

•	the ability of the Operating Manager to identify, acquire and manage our Asset-Backed Finance Assets;

•	the ability of the Operating Manager or its affiliates to attract and retain highly talented professionals;

•	our ability to structure acquisitions in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises through which we acquire, control and manage Asset-Backed Finance Assets.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Registration Statement”). Other factors that could cause actual results to differ materially include, but are not limited to:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy; and

•	future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by law.

Summary of Risk Factors

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors.”

Risks Related to our Company and an Investment in our Shares

•	We face heightened risks because we are a newly formed entity with no history or record.

•	Our Asset-Backed Finance Assets may not achieve our business objectives or generate returns for Shareholders.

•

Our ability to achieve our business objectives depends on the Operating Manager (as defined below) because the Operating Manager has significant discretion as to the implementation of the Company’s objectives and policies.

•

We would not be able to operate our business according to our business plans if we are required to register as an investment company under the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”).

•

Holders of Investor Shares will not have control or influence over Company policies, operations or acquisitions or the decision to conduct Share repurchases or the selection of service providers. Further, we may amend the LLC Agreement (as defined below) without Shareholder approval and Shareholders will not be entitled to vote for the election of directors.

Risks Related to Owning and Managing a Platform of Underlying Asset-Backed Finance Assets

•	We face heightened risks relating to owning and managing Asset-Backed Finance Assets.

•

The Company’s lending platform is expected to manage a significant amount of asset-backed securities (“ABS”) in a range of asset classes that will subject them to further risks, including, among others, credit risk, liquidity risk, interest rate and other market risk, operational risk, structural risk, sponsor risk, monoline wrapper risk and other legal risk.

•

We face heightened risk because our strategy will concentrate our assets in Asset-Backed Finance Assets. Because a significant amount of the Company’s aggregate capital may be invested in a single Asset-Backed Finance Asset, a loss with respect to such Asset-Backed Finance Asset could have a significant adverse impact on the Company’s capital.

•	Our Asset-Backed Finance Assets may also be impacted by interest rate fluctuations which may be beyond the control of the Company.

•	The Company faces risks by originating loans if then unable to sell, assign or close transactions for that loan.

•	Being a control person in a company may give rise to increased risk of liability for the Company and the Operating Manager, which could adversely affect a portion of our assets.

•	There is no restriction on credit quality for Company acquisitions of debt instruments and the amount and timing of payments with respect to loans are not guaranteed, which may cause losses.

•	Acquiring Asset-Backed Finance Assets puts us at risk of any adverse changes of those assets.

•	The Company faces risks associated with opportunities in loans secured by real estate.

•	The Company faces risks associated with acquiring commercial mortgage-backed securities.

•	The Company faces risks associated with acquiring residential mortgage-backed securities.

•	We may face risks associated with purchasing participation interests in debt instruments.

•	Our business may be affected by prepayment risk.

Risks Related to Strategic Investments in Securities and Other Asset-Backed Finance Assets

•

Financial instruments which the Company will acquire may be impacted by the high volatility of the market which may be beyond the control of the Company and could adversely impact the Company’s ability to generate attractive returns.

•	For a portion of our assets, we are at risk of having a limited ability to control an asset when we hold a non-controlling interest in that asset.

v

•	We may acquire or invest in Asset-Backed Finance Assets in distressed securities or entities that are in or may become bankrupt, which typically involves elevated risk.

•	Acquiring subordinated loans or securities can be associated with the increased risks of unrated or below investment-grade assets.

•	Loans we acquire may not receive an investment-grade rating, or may be unrated, which can result in additional risk that can adversely affect our returns.

Additional Risks Related to the Operation of the Company Generally

•

Due to conflicts between Apollo (as defined below) or its affiliates and the Company regarding allocation of acquisition opportunities, there is no guarantee that the Company will participate in specific Apollo opportunities, which may harm the Company’s performance.

Tax Risks Related to the Company, the Shares and the Company’s Assets

•	Our acquisition decisions will be based on economic considerations which could result in adverse tax consequences.

•	Shareholders may be subject to taxes on phantom income.

•	We face the risk of owning SPVs (as defined below) in a manner that is not fully tax efficient because certain jurisdictional rules or other factors may limit our ability to do so.

•	If Series II were to be treated as a corporation for U.S. federal income tax purposes, the value of our Series II Shares might be adversely affected.

•	Series II and its corporate subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders.

•	Series I faces the risk of a tax audit which may have adverse consequences for Series I and/or the Series I Shareholders.

Risks Related to Regulatory Matters

•

We will have certain reporting obligations not applicable to private companies. We will need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have an adverse effect on our business.

•	We face the risk that the Operating Manager or any affiliated entities may experience a compliance failure, which would adversely affect us.

•	We face the risk that the legal and regulatory fields will change in a manner which adversely affects the Company.

Part I.

Item 1.	Business

References herein to “we,” “us,” “our,” the “Company” and “ABC” refer to Apollo Asset Backed Credit Company LLC or, where applicable, Series I and/or Series II (each as defined below).

General Description of Business and Operations

The Company was formed on September 22, 2023 as a Delaware limited liability company. We are a holding company and we expect to conduct our operations directly and through wholly or majority-owned subsidiaries that focus on (i) Consumer and Specialty Finance, (ii) Real Estate Lending, and (iii) Trade Finance and Factoring. We are a lending platform that intends to focus on Asset-Backed Finance Assets (as defined below). Our objective is to build a diversified portfolio of asset-backed instruments that will generate consistent returns for holders of shares in Series I (as defined below) and Series II (as defined below) (the “Shareholders”) across all economic cycles. We intend to allocate capital across multiple sectors, including, but not limited to, consumer finance, residential mortgage loans, commercial real estate, hard assets and financial assets. The term “Asset-Backed Finance Assets,” as used herein, refers, individually and collectively, to loans or securities that are collateralized by, or payable from a stream of payments generated by, a specified pool of real assets, financial assets or other assets.

On September 22, 2023, the Company established two registered series of limited liability company interests, Apollo Asset Backed Credit Company LLC - Series I (“Series I”) and Apollo Asset Backed Credit Company LLC - Series II (“Series II” and, together with Series I, the “Series”), pursuant to the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”), and although the U.S. Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity, and have a different tax classification, for U.S. federal income tax purposes. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I and Series II are expected to invest, directly or indirectly, in the same portfolio of Asset-Backed Finance Assets on a pro rata basis. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Neither Series has directors, officers or employees, but each is overseen by the Company’s board of directors (the “Board”) and managed by Apollo Manager, LLC, a Delaware limited liability company (the “Operating Manager”). The Board’s corporate governance responsibilities will be based on our amended and restated limited liability company agreement (the “LLC Agreement”). The Board will oversee the management of the Company and the performance of the Operating Manager.

We intend to conduct our operations in a manner such that we are not required to register as an investment company under the Investment Company Act. See “Item 1A. Risk Factors—Risks Related to Regulatory Matters—We would not be able to operate our business according to our business plans if we are required to register as an investment company under the Investment Company Act” below.

We are sponsored by Apollo Asset Management, Inc. (together with its subsidiaries, “Apollo”) and expect to benefit from its asset sourcing, operations and portfolio management capabilities pursuant to an operating agreement with the Operating Manager (the “Operating Agreement”). Prior to accepting any subscriptions for Shares from unaffiliated investors of the Company, we will appoint the Operating Manager to manage the Company on a day-to-day basis, together with our executive officers, and provide certain management, administrative and advisory services related to funding, financing and/ or structuring asset-backed instruments and to a lesser extent the other investments described below. We had no operations as of December 31, 2023, other than matters relating to our organization.

As of December 31, 2023, we had not engaged in any principal operations. Our entire activity since inception through December 31, 2023 was to prepare for our proposed fundraising through a continuous private offering of our shares to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). In such offering, we plan to offer six types of shares in Series I and Series II: S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares (the “Investor Shares”). We may offer additional types of Investor Shares in the future. The share types have different upfront selling commissions and ongoing distribution and shareholder servicing fees.

The Operating Manager

Pursuant to the terms of the Operating Agreement, the Operating Manager, a wholly-owned subsidiary of Apollo that is an investment adviser registered with the SEC under the Investment Advisers Act of 1940 (as amended, the “Advisers Act”) will manage the Company on a day-to-day basis and provide certain management, administrative and advisory services to the Company related to funding, financing and/or structuring Asset-Backed Finance Assets.

Founded in 1990, Apollo is a high-growth, global alternative asset manager with $650.8 billion of Assets Under Management (as defined below) as of December 31, 2023. As of December 31, 2023, Apollo’s asset management business had 2,903 employees with offices throughout the world. Apollo seeks to provide its clients excess return at every point along the risk-reward spectrum from investment grade debt to private equity. None of Apollo’s results should be attributed to the Company and there is no guarantee of similar results for the Company. As of the date of this Annual Report on Form 10-K, the Company has not yet commenced operations.

Apollo maintains an integrated approach to investing, which it believes distinguishes Apollo from other similarly situated alternative asset managers. Apollo places particular emphasis on value across its investing business, which adheres closely to the principles of “buying complexity and selling simplicity” and “purchase price matters.” By collaborating across disciplines, with each business unit contributing to, and drawing from, its shared knowledge and experience, Apollo believes it is well-suited to serve the financial return objectives of its clients and offer innovative capital solutions to businesses. Furthermore, Apollo believes that its capabilities in tackling complexity, creative deal structuring and rigorous underwriting standards are key differentiators and competitive advantages in the alternative asset industry. We believe that the Operating Manager’s integrated approach and platform-wide capabilities will enable ABC to access a specialized set of skills, sourcing networks and structuring know-how to enable ABC to execute its strategy.

For purposes of this Annual Report on Form 10-K, the term “Assets Under Management” refers to the assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory or certain other investment related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments; Apollo’s Assets Under Management equals the sum of: (i) the net asset value plus used or available leverage and/or capital commitments, or gross assets plus capital commitments, of the yield and certain hybrid funds, partnerships and accounts for which Apollo provides investment management or advisory services, other than certain collateralized loan obligations, collateralized debt obligations and certain perpetual capital vehicles, which have a fee-generating basis other than the mark-to-market value of the underlying assets; for certain perpetual capital vehicles in yield, gross asset value plus available financing capacity; (ii) the fair value of the investments of the equity and certain hybrid funds, partnerships and accounts Apollo manages or advises plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings; (iii) the gross asset value associated with the reinsurance investments of the portfolio company assets Apollo manages or advises; and (iv) the fair value of any other assets that Apollo manages or advises for the funds, partnerships and accounts to which Apollo provides investment management, advisory or certain other investment-related services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification or other conditions before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above. Apollo’s Assets Under Management measure includes assets under management for which it charges either nominal or zero fees. Apollo’s Assets Under Management measure also includes assets for which Apollo does not have investment discretion, including certain assets for which Apollo earns only investment-related service fees, rather than management or advisory fees. Apollo’s definition of Assets Under Management is not based on any definition of assets under management contained in its governing documents or in any management agreements of the funds Apollo manages. Apollo considers multiple factors for determining what should be included in its definition of Assets Under Management. Such factors include but are not limited to (1) its ability to influence the investment decisions for existing and available assets; (2) its ability to generate income from the underlying assets in the funds it manages; and (3) the assets under management measures that Apollo uses internally or believe are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, Apollo’s calculation of Assets Under Management may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Apollo’s calculation also differs from the manner in which its affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways. Apollo uses “Assets Under Management” as a performance measurement of its investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs.

Operating Agreement

We will enter into the Operating Agreement pursuant to which the Operating Manager will manage the Company on a day-to-day basis. Under the terms of the Operating Agreement, the Operating Manager is responsible for, among others, the following:

•	originating and recommending opportunities to acquire and finance Asset-Backed Finance Assets, consistent with the business objectives and strategy of the Company;

•	monitoring and evaluating our Asset-Backed Finance Assets;

•	analyzing and investigating potential dispositions of Asset-Backed Finance Assets including identification of potential acquirers and evaluations of offers made by such potential acquirers;

•	structuring of acquisitions and financings of Asset-Backed Finance Assets;

•	identifying bank and institutional sources of financing for each Series and its Asset-Backed Finance Assets, arrangement of appropriate introductions and marketing of financial proposals;

•	supervising the preparation and review of all documents required in connection with the acquisition, disposition or financing of each Asset-Backed Finance Asset;

•

administering the day-to-day operations and performing and supervising the performance of such other administrative functions necessary to the management of the Company and our subsidiaries as may be agreed upon by the Operating Manager and the Board, including, without limitation, the collection of revenues and the payment of the debts and obligations of the Company and our subsidiaries and maintenance of appropriate computer services to perform such administrative functions, in each case, for which the Company will reimburse the Operating Manager;

•	monitoring the performance of Asset-Backed Finance Assets and, where appropriate, providing advice regarding the management of Asset-Backed Finance Assets;

•	arranging and coordinating the services of other professionals and consultants, including Apollo personnel;

•	making recommendations to the Company with respect to the Company’s repurchase offers;

•

originating, recommending opportunities to form, acquiring, structuring, coordinating and assisting with managing operations of any joint venture or Asset-Backed Finance Assets held by the Company and conducting all matters with the joint venture partners consistent with the business objectives and strategies of the Company (including, for the avoidance of doubt, the power to structure joint ventures that provide that any controlling interest of the Company shall be forfeited upon termination of the Operating Agreement);

•	advising the Company on, preparing, negotiating and entering into, on behalf of the Company, applications and agreements relating to programs established by the U.S. government;

•

arranging marketing materials, advertising, industry group activities (such as conference participations and industry organization memberships) and other promotional efforts designed to promote the Company’s business;

•

communicating on behalf of the Company and our subsidiaries with the holders of any of their equity or debt securities as required to satisfy the reporting and other requirements of any governmental bodies or agencies or trading markets and to maintain effective relations with such holders;

•	counseling the Company in connection with policy decisions to be made by the Board;

•

evaluating and recommending to the Board hedging strategies and engaging in hedging activities on behalf of the Company and our subsidiaries, consistent with such strategies as so modified from time to time;

•

counseling the Company and our subsidiaries regarding the maintenance of their exclusion from the definition of an investment company under the Investment Company Act, monitoring compliance with the requirements for maintaining such exclusion and using commercially reasonable efforts to cause them to maintain such exclusion from such status;

•

furnishing reports and statistical and economic research to the Company and our subsidiaries regarding their activities and services performed for the Company and our subsidiaries by the Operating Manager;

•

monitoring the operating performance of the Asset-Backed Finance Assets and providing periodic reports with respect thereto to the Board, including comparative information with respect to such operating performance and budgeted or projected operating results;

•

investing and reinvesting any moneys and securities of the Company and our subsidiaries (including investing in short-term Asset-Backed Finance Assets pending the acquisition of other Asset-Backed Finance Assets, payment of fees, costs and expenses, or payments of dividends or distributions to Shareholders of the Company and our subsidiaries) and advising the Company and our subsidiaries as to their capital structure and capital raising;

•

assisting the Company and our subsidiaries in retaining qualified accountants and legal counsel, as applicable, to assist in developing appropriate accounting systems and procedures, internal controls and other compliance procedures and testing systems with respect to financial reporting obligations and to conduct quarterly compliance reviews with respect thereto;

•	assisting the Company and our subsidiaries to qualify to do business in all applicable jurisdictions and to obtain and maintain all appropriate licenses;

•

assisting the Company and our subsidiaries in complying with all regulatory requirements applicable to them in respect of their business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports and documents, if any, required under the Exchange Act and the Securities Act;

•	assisting the Company and our subsidiaries in taking all necessary action to enable them to make required tax filings and reports;

•

placing, or facilitating the placement of, all orders pursuant to the Operating Manager’s acquisition determinations for the Company and our subsidiaries either directly with the issuer or with a broker or dealer (including any affiliated broker or dealer);

•

handling and resolving all claims, disputes or controversies (including all litigation, arbitration, settlement or other proceedings or negotiations) on the Company’s and/or its subsidiaries’ behalf in which the Company and/or its subsidiaries or their respective Asset-Backed Finance Assets, may be involved or to which they may be subject arising out of their day-to-day operations (other than with the Operating Manager or its affiliates), subject to such limitations or parameters as may be imposed from time to time by the Board;

•

using commercially reasonable efforts to cause expenses incurred by the Company and our subsidiaries or on their behalf to be commercially reasonable or commercially customary and within any budgeted parameters or expense guidelines set by the Board from time to time;

•

advising the Company and our subsidiaries with respect to and structuring long-term financing vehicles for the Asset-Backed Finance Assets, and offering and selling securities publicly or privately in connection with any such structured financing;

•

serving as the Company’s and our subsidiaries’ consultant with respect to decisions regarding any of their financings, hedging activities or borrowings undertaken by the Company and our subsidiaries including (1) assisting the Company and our subsidiaries in developing criteria for debt and equity financing that are specifically tailored to their objectives, and (2) advising the Company and our subsidiaries with respect to obtaining appropriate financing for their acquisitions;

•

providing the Company with such other services as the Board may, from time to time, appoint the Operating Manager to be responsible for and perform, consistent with the terms of the Operating Agreement; and

•	using commercially reasonable efforts to cause the Company and our subsidiaries to comply with all applicable laws.

The Operating Manager’s services under the Operating Agreement will not be exclusive, and the Operating Manager will be free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the oversight of management, policies and operations of the Company shall be the ultimate responsibility of the Board acting pursuant to and in accordance with the LLC Agreement.

The term of the Operating Agreement will continue indefinitely unless terminated as described below. The Operating Agreement may be terminated upon the affirmative vote of all of our independent directors, based upon unsatisfactory performance by the Operating Manager that is materially detrimental to us and our subsidiaries, taken as a whole. We will need to provide the Operating Manager 180 days’ written notice of any termination. We may also terminate the Operating Agreement “for cause,” as described in the Operating Agreement, subject to the terms thereof.

The Operating Manager may terminate the Operating Agreement if we become required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately prior to such event. The Operating Manager may also terminate the Operating Agreement by providing us with 180 days’ written notice. In addition, if we default in the performance or observance of any material term, condition or covenant contained in the Operating Agreement and the default continues for a period of 30 days after written notice to us requesting that the default be remedied within that period, the Operating Manager may terminate the Operating Agreement upon 60 days’ written notice.

In addition, if our Operating Agreement is terminated, the Operating Agreement will obligate us to forfeit our voting securities or other controlling interest in any Asset-Backed Finance Asset, which would likely require us to register as an investment company under the Investment Company Act and adversely affect an investment in our Shares. The Operating Agreement will require us to redeem any Apollo Shares if the Operating Agreement is terminated, which could require us to liquidate Asset-Backed Finance Assets at unfavorable times or prices, which may adversely affect an investment in our Shares.

We anticipate that the Operating Agreement will not be able to be terminated for any other reason, including if the Operating Manager or Apollo experience a change of control or due solely to the poor performance or under-performance of the Company’s operations or Asset-Backed Finance Assets, and the Operating Agreement continues in perpetuity, until terminated in accordance with its terms. Because the Operating Manager is an affiliate of Apollo and Apollo has a significant influence on the affairs of the Company, the Company may be unwilling to terminate the Operating Agreement, even in the case of a default. If the Operating Manager’s performance does not meet the expectations of Shareholders, and the Company is unable or unwilling to terminate the Operating Agreement, the Company is not entitled to terminate the agreement and the Company’s NAV per Share (defined below), which is computed separately for each type of the Shares of each Series, could decline.

Business Strategy

Apollo has developed what it believes to be a differentiated approach to credit investing which allows Apollo to adapt to ever-changing market environments. Post-global financial crisis (“GFC”), Apollo witnessed a growing imbalance between global supply and demand for non-corporate credit and specialty finance investments, creating what Apollo believes is a large whitespace opportunity today. Apollo and its affiliates have experience deploying capital into asset-backed instruments which cover the broad spectrum of consumer finance, residential mortgage loans, commercial real estate, hard assets and financial assets. Apollo believes that ABC will provide Shareholders with exposure to high-quality, cash-flow generating whole loans, bonds, residual exposure and platform equity, frequently at higher credit spreads and/or yields than offered in similarly rated or rating equivalent corporate credit, by capturing attractive complexity and illiquidity premia. None of Apollo’s results can be attributed to the Company and there is no guarantee of similar results for the Company. As of the date of this Annual Report on Form 10-K, the Company has not yet commenced operations.

The Company seeks Asset-Backed Finance Assets that provide high current income, backed by stable, contractual cash-flows, with a focus on principal protection and understanding the many structural nuances that drive the underlying cash flows including liquidation value, credit enhancements, structural protections and security/collateral packages. Apollo seeks to be a setter of both price and terms and, where possible, originate Asset-Backed Finance Assets rather than purchase what is available in the market.

This business and Apollo’s ability to dynamically allocate across the universe of Asset-Backed Finance Assets across the capital structure we believe will allow Apollo to source attractive risk-adjusted opportunities within the asset-backed finance ecosystem throughout all market cycles. Apollo expects ABC to optimize its platform construction by leveraging Apollo’s differentiated sourcing capabilities, asset-level analysis and relative value investing lens across five key pillars: (1) consumer finance, (2) residential mortgage loans, (3) commercial real estate, (4) hard assets and (5) financial assets.

•

Consumer Finance. The Consumer Finance pillar pursues instruments collateralized by receivables or loans secured by consumer-related assets. While the space is typically dominated by assets backed by student loans and credit card-related receivables, the Company can pivot deployment to other consumer-related markets, including but not limited to auto loans and leases, home improvement loans, personal loans and other unsecured consumer exposure.

•

Residential Mortgage Loans. The Residential Mortgage Loans pillar includes the origination and acquisition of residential mortgage loans and legacy mortgage loan pools, including distressed and nonperforming loans and newly originated non-agency mortgage loans. The pillar seeks opportunities across residential real estate opportunities with a wide range of attributes.

Opportunities in this pillar reflect diversified underlying maturities, mortgage rates and credit quality, including U.S. non-qualified mortgages, U.S. non-agency residential mortgages, U.S. fix & flip, single family rentals, Residential Property Assessed Clean Energy financing and UK buy-to-let markets. We believe the residential mortgage loan market is one of the largest sectors within asset-backed finance and opportunities will be driven by evolving dynamics in the sector, including borrower fundamentals, housing supply and measures of housing affordability.

•

Commercial Real Estate. The Commercial Real Estate (“CRE”) pillar pursues commercial mortgage loans and mortgage-backed assets collateralized by loans on commercial real estate. The pillar engages a wide variety of underlying properties including apartment buildings, office buildings, retail centers and malls, multi-family buildings, hospitals, industrial complexes and hotel and lodging properties, as well as other adjacent opportunities within property sectors. In this pillar, ABC deploys capital across all parts of the CRE debt capital structure, employing a mix of business strategies, including sourcing lending as well as secondary loan sales for stressed and non-performing assets.

•

Hard Assets. The Hard Assets pillar focuses on deploying capital into investments secured by physical or hard assets with underlying contracted and visible cashflows. Due to the long-term contracted nature of many of these types of opportunities, assets in this pillar benefit from embedded downside protection via revenue visibility from strong free cash-flow generation, liquidation value via the underlying physical asset and contractual agreements with strong counterparties.

Allocation to this pillar is informed by sector and industry dynamics across transportation, aviation, solar, infrastructure and agricultural-related lending opportunities. Hard or physical assets typically have a high barrier to entry given the capital-intensive nature and technical knowledge required to assess collateral. Within each individual transaction, the Company looks to the value of the underlying hard asset and structural protections as a measure of downside protection and mitigation of residual value risk.

•	Financial Assets. The Financial Assets pillar is expected to pursue a diverse set of cashflow producing opportunities.

Opportunities in this pillar include instruments backed by royalty streams, NAV lending, other receivables and customized financial contracts, in addition to more on-the-run assets including broadly syndicated and middle market collateralized loan obligations. Apollo believes that this pillar allows the Company to also pursue compelling asset-backed finance opportunities through negotiating potential origination premiums, excess spreads and equity investments of select Apollo-affiliated or owned origination platforms.

We believe that ABC will be differentiated by the breadth of its asset-backed opportunity focus, which we anticipate will allow for dynamic allocation of capital among the wide scope of financial asset opportunities. We believe this multi-pronged approach has enabled Apollo, and will permit ABC, to deploy capital into various pockets of financial assets, investing in products in any form, from on-the-run securitizations, to whole loans to direct royalties or receivables.

Across these five key strategy pillars, Apollo expects that ABC will be able to opportunistically reposition portfolio allocations as appropriate business opportunities are identified, and dynamically pivot across the five key strategy pillars described above in an effort to capitalize on differences in relative value between asset classes. There can be no assurance that the Company’s investment strategy will be successful or that the Company’s investments will be successfully operated to ensure repayment.

Market Opportunity

We believe that the asset-backed finance market represents a large, sustainable and compelling business opportunity. In the wake of the GFC, dislocation in the capital markets spurred new regulations that have caused bank lenders to back away from certain credit profiles and fully exit particular areas of traditional lending. Recent volatility in the banking sector has further accelerated consolidations and in turn, many specialty asset or borrower types have not been well served by bank lenders, contributing to a growing whitespace given the dearth of scaled specialty finance asset managers.

Apollo believes Asset-Backed Finance Assets provide a compelling value proposition across economic cycles given the asset class’s structural protections along with credit performance that Apollo believes is generally less correlated to traditional corporate credit. We believe both a liquidity and complexity premium can be captured through rigorous credit analysis and the ability to access these markets which can be less trafficked.

ABC intends to leverage Apollo’s experience in Asset-Backed Finance Assets, including the power of Apollo’s integrated platform, fundamental credit outlook, underwriting capabilities, proprietary sourcing channels, market intelligence and management expertise in an operating company structure. We believe the Company will benefit from Apollo’s ability to source compelling opportunities through our differentiated origination channels in all market environments, while also being able to acquire such assets during periods of market dislocation, and provide access to Asset-Backed Finance Assets not otherwise available in the market.

Flexible and tailored access to underlying assets and cash flow within Asset-Backed Finance Assets can be achieved via a variety of structures. We believe asset-backed credit borrowers are often willing to pay a premium for the certainty, scale, speed of execution and flexibility that certain specialty finance lenders provide. While it may be possible to access the asset-backed finance markets via tactical secondary purchases during periods of dislocation, we believe this is primarily an originated asset class, leveraging asset-level expertise, providing participants with the ability to customize structure, control asset quality and benefit from reduced credit volatility. Traditionally, asset-backed finance is accessed through four broad categories:

Whole Loans. These are un-tranched exposures to residential mortgage or consumer borrowers. Banks historically originated and retained whole loans, but given the regulatory changes in recent years, now generally aim to provide senior financing against whole-loan pools. As such, banks and non-bank loan originators sell pools of loans to non-bank investors who, depending on their risk tolerance and other considerations, can access loans in an un-tranched format or in a bank-financed format while designing a credit tranche that targets a particular collateral profile.

Bilateral Asset-Backed Lending (Private Asset-Backed Finance). This market allows for bilaterally negotiated instruments, such as short-term financing facilities or private securitizations and asset-based bridge financings in which lenders with structuring and asset experience can drive terms, covenants and collateral while offering borrowers financing flexibility. Private financings often come with yield premia for scale, certainty, customization and liquidity.

Public Securitizations. Securitizations pool a diverse group of cash flowing assets and issue various levels of debt that derive their repayment from the cash flows earned from the assets. Securitizations provide the ability to access varying tranches of risk and return in a liquid format. Public securitizations often are available for trading in the open market, and they are required to supply periodic performance reporting. Buyers of these securitizations may have limited ability to control price and terms of these opportunities.

Leverage

We may use leverage to provide additional funds to support our business operations. We expect to use entity level debt (incurred by each Series or its operating subsidiaries), such as revolving credit facilities, and expect the Asset-Backed Finance Assets will utilize asset level debt financing (debt at the operating entity level).

Asset level debt may be incurred by Asset-Backed Finance Assets entered into by one of our operating entities and secured by Asset-Backed Finance Assets owned by such operating entities. If an operating entity were to default on a loan, the lender’s recourse would be to the Asset-Backed Finance Assets and the lender would typically not have a claim to other assets of the Company, any Series or its subsidiaries. There is no guarantee that the Company’s operating entities will be able to obtain leverage on Asset-Backed Finance Assets on attractive terms or at all. In certain limited cases, asset level debt may be recourse to both Series on a joint and several basis.

There is no limit on the amount we may borrow with respect to any individual operating entity. In addition, we may have a variety of financial arrangements (including reverse repurchase agreements and derivative transactions) that have similar effects as leverage. We might not use leverage at all times and the amount of leverage may vary depending upon a number of factors, including the Operating Manager’s outlook for the market and the costs that any Series would incur as a result of such leverage. See “Item 1A. Risk Factors—Risks Related to the Company’s Asset-Backed Finance and Owning and Managing Asset-Backed Finance Assets Generally—We may need to incur financial leverage to be able to achieve our business objectives. We cannot guarantee the availability of such financing.” Any borrowings would have seniority over the Shares. There is no assurance that our leveraging strategy will be successful.

The Board may authorize use of leverage by any Series or any of our Asset-Backed Finance Assets without the approval of the Shareholders.

We may borrow money through a revolving credit facility with one or more unaffiliated third-party lenders for acquisition purposes, to pay operating expenses, to make distributions, to satisfy repurchase requests from the Shareholders, and otherwise to provide any Series with temporary liquidity. In addition, we may enter into an unsecured line of credit with Apollo or one of its affiliates for such purposes. Apollo or one of its affiliates may face conflicts of interest in connection with any borrowings or disputes under this unsecured line of credit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.”

Our future credit facilities (the “Credit Facilities”) may contain customary covenants that, among other things, limit our ability to pay distributions in certain circumstances, incur additional debt and engage in certain transactions, including mergers and consolidations, and require asset coverage ratios. In connection with any Credit Facility, we may be required to pledge some or all of our assets and to maintain a portion of our assets in cash or high-grade securities as a reserve against interest or principal payments and expenses. The lenders of such Credit Facility may have the ability to foreclose on such assets in the event of a default under the Credit Facility pursuant to agreements among the applicable Series, our custodian and such lenders. We expect that any such Credit Facility would have customary covenant, negative covenant and default provisions. There can be no assurance that we will enter into an agreement for any new Credit Facility on terms and conditions representative of the foregoing, or that additional material terms will not apply. In addition, if entered into, the Credit Facility may in the future be replaced or refinanced by one or more Credit Facilities having substantially different terms or by the issuance of debt securities.

Changes in the value of our Asset-Backed Finance Assets, including costs attributable to leverage, will be borne entirely by Shareholders.

Utilization of leverage involves certain risks to Shareholders. These include the possibility of higher volatility of the NAV of the Shares. So long as our Asset-Backed Finance Assets increase in value at a higher rate than the then-current cost of any leverage together with other related expenses, the leverage will cause holders of Shares to realize a higher rate of return than if we were not so leveraged. On the other hand, to the extent that the then-current cost of any leverage, together with other related expenses, approaches any increase in value of our Asset-Backed Finance Assets, the benefit of leverage to holders of Shares is reduced, and if the then-current cost of any leverage together with related expenses were to exceed any increase in value of our Asset-Backed Finance Assets, our leveraged capital structure would result in a lower rate of return to holders of Shares than if the applicable Series were not so leveraged.

Competition

The sector in which we will seek potential Asset-Backed Finance Assets has become highly competitive. We will be competing for potential Asset-Backed Finance Assets with operating companies, financial institutions, entities specializing in engineering and institutional investors as well as private equity, hedge funds and investment funds. These investors could make competing offers for Asset-Backed Finance Assets opportunities identified by the Operating Manager and its affiliates. As a result, such competition could mean that the prices and terms on which purchases of Asset-Backed Finance Assets are made could be less beneficial to the Company than would otherwise have been the case.

Deployment of Capital

We plan to conduct a continuous private offering of our Shares to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. In light of the nature of our plans to conduct continuous offerings in relation to our business strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential opportunities, if we have difficulty identifying and acquiring suitable Asset-Backed Finance Assets on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Shares in our Private Offering and the time we invest the net proceeds. We may also from time to time, through our subsidiaries, hold cash or liquid investments pending deployment into Asset-Backed Finance Assets, which cash holdings may at times be significant, particularly at times when we are receiving significant offering proceeds and/or times when there are few attractive business opportunities. Such cash may be held in an account that may be invested in money market accounts or other similar temporary investments, each of which are subject to the Management Fee (as defined below).

In the event we are unable to find suitable Asset-Backed Finance Assets, such cash or liquid investments may be maintained for longer periods which would be dilutive to overall returns. This could cause a substantial delay in the time it takes for a Shareholder’s investment in us to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to Shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Asset-Backed Finance Assets will generate significant interest, and Shareholders should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. If we fail to timely deploy the net proceeds of sales of Shares or do not deploy sufficient capital in connection with our use of leverage, our results of operations and financial condition may be adversely affected and/or we may become required to register under the Investment Company Act.

Sources of Funds for Repurchases

We may fund repurchase requests from sources other than cash flows from operations, including, without limitation, borrowings, offering proceeds and the sale of our assets, including from our liquidity portfolio, and we have no limits on the amounts we may fund from such sources.

In an effort to have adequate cash available to support our Repurchase Plan, we may reserve borrowing capacity under a line of credit. We could then elect to borrow against this line of credit in part to repurchase Shares presented for repurchase during periods when we do not have sufficient proceeds from operating cash flows or the sale of Shares in this continuous offering to fund repurchase requests. Consummating a Share Repurchase may require us to sell certain of our assets, and realize gains or losses, at a time when it may otherwise be disadvantageous to do so. To the extent we maintain a cash position to satisfy Share Repurchases, we would not be fully deploying our capital to acquisition opportunities, which may reduce our returns.

Repurchase Limitations

The Company is designed primarily for long-term investors and an investment in the Shares should be considered illiquid. The Shares are not currently, and are not expected to be, listed for trading on any securities exchange. There is no public market for the Shares and none is expected to develop. The Shares therefore are not readily marketable and Shareholders must be prepared to hold Shares for an indefinite period of time. Shareholders may not be able to sell their Shares at all or at a favorable price.

The Company expects to make the Share Repurchases beginning with the second full quarter after the initial raising of third-party capital. We may repurchase fewer Shares than have been requested in any particular calendar quarter to be repurchased under our Repurchase Plan, or none at all, in the Board’s discretion at any time. In addition, the aggregate NAV of total repurchases of S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares, A-II Shares and E Shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our Shares) will be limited to no more than 5.0% of our aggregate NAV per calendar quarter (measured collectively across both Series using the average aggregate NAV as of the end of the immediately preceding three months).

In the event that we determine to repurchase some but not all of the Shares submitted for repurchase during any calendar quarter, Shares submitted for repurchase during such calendar quarter will be repurchased on a pro rata basis after we have repurchased all Shares for which repurchase has been requested due to disability, death, divorce, dissolution, bankruptcy, insolvency or adjudicated incompetence of the Shareholder if the Shareholder was disabled, dead, divorced, dissolved, bankrupt, insolvent or adjudicated incompetent post-purchase. Any such share repurchase requests due to disability, death, divorce, dissolution, bankruptcy, insolvency or adjudicated incompetence will be subject to the Company’s approval following a review of supporting documents evidencing the applicable event, and the applicable event must have occurred post-purchase. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the Repurchase Plan, as applicable.

Generally, the price at which we make repurchases of our Shares will equal the NAV per Share of each applicable Share type of each applicable Series (“NAV per Share”) as of the last calendar day of the applicable, immediately preceding quarter. The NAV per Share as of the date on which an investor makes a repurchase request may be significantly different than the repurchase price such investor receives. In addition, we may repurchase Shares at an applicable price that we believe reflects the NAV per Share of such Shares more appropriately than the prior calendar quarter’s NAV per Share, including by updating a previously disclosed repurchase price, in cases where we believe there has been a material change (positive or negative) to our NAV per Share since the end of the prior calendar quarter. In such cases, the repurchase price will not equal our NAV per Share as of any time. Based on a number of factors, including liquidity, market conditions, operational factors and others, we may elect not to accept repurchase requests for such calendar quarter and Shareholders who wish to have their Shares repurchased the following quarter would then be required to resubmit their repurchase requests in a later quarter. The repurchase transaction price for each calendar quarter and the repurchase window dates, as well as the transaction price for monthly subscriptions, will be available on the Company’s website at https://apollo.com/abc or the Company’s filings with the SEC, or by calling our toll-free number at 888-926-2688.

There may be quarters in which no Share Repurchase is made, and it is possible that no Share Repurchases will be conducted by the Company at all. If the Board determines that we should not make a Share Repurchase, Shareholders may not be able to sell their Shares as it is unlikely that a secondary market for the Shares will develop or, if a secondary market does develop, Shareholders may be able to sell their Shares only at substantial discounts to the applicable NAV per Share. If the Company does conduct Share Repurchases, it may be required to sell assets to purchase Shares that are being repurchased, which may increase risks for remaining Shareholders and increase Company expenses as a percent of assets.

In addition, while the Company is permitted to borrow money to finance the repurchase of Shares pursuant to the Repurchase Plan, there can be no assurance that the Company will be able to obtain such financing on favorable terms or at all if it attempts to do so. Although repurchases of Shares generally would be beneficial to Shareholders seeking repurchase by providing them with some ability to sell their Shares, the acquisition of Shares by the Company will decrease the total assets of the Company and may affect returns. Moreover, if the Company’s assets do not provide adequate liquidity to fund Share Repurchases, the Company may extend the last day of any Share Repurchase, which will cause the Shareholder to be paid at a later date than if the Share Repurchase were not extended.

Our published NAV per Share may change materially from the date a Share Repurchase window is opened to Shareholders to the date on which the NAV per share applicable to such Share Repurchase is published during such Share Repurchase window, and it also may change materially shortly after a given Share Repurchase is completed.

Asset-Backed Finance Assets cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in Asset-Backed Finance Assets rather than repurchasing our Shares is in the best interests of the Company as a whole, we may choose to repurchase fewer Shares in any particular quarter than have been requested to be repurchased, or none at all. Further, the Board may make exceptions to, modify or suspend our Repurchase Plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our Shareholders. Alternatively, in the event that we receive repurchase requests in excess of applicable limits, the Board may consider, in its sole discretion, steps in order to provide additional liquidity to Shareholders, including tender offers or other measures. In addition, the Board may make the determination to terminate our Repurchase Plan, temporarily or permanently, and institute a tender offer or other liquidity plan, in compliance with applicable law, regulation and policy, in its place. Material modifications, including any amendment to the 5.0% quarterly limitations on repurchases (measured collectively across both Series), to and suspensions of the Repurchase Plan will be promptly disclosed to Shareholders in a supplement to our private placement memorandum or special or periodic report filed by us on the SEC’s website at https://www.sec.gov. Material modifications will also be disclosed on our website. In addition, we may determine to suspend the Repurchase Plan due to regulatory changes, changes in law or if we become aware of undisclosed material information that we believe should be publicly disclosed before Shares are repurchased. Once the Repurchase Plan is suspended, our Repurchase Plan requires that we consider the recommencement of the plan at least quarterly. Continued suspension of our Repurchase Plan would only be permitted under the plan if the Board determines that the continued suspension of the Repurchase Plan is in our best interest and the best interest of our Shareholders. The Board must affirmatively authorize the recommencement of the Repurchase Plan before Shareholder requests will be considered again. The Board cannot terminate our Repurchase Plan absent a liquidity event which results in our Shareholders receiving cash or securities listed on a national securities exchange, or results in the Shares being quoted on the over-the-counter market or otherwise becoming traded on a secondary market or where otherwise required by law.

Additional risks relating to Share Repurchases are discussed in “Item 1A. Risk Factors,” including in “—There is no market for the Shares, and Shareholders will bear the risks of owning Shares for an extended period of time due to limited repurchases,” and “—Economic events that may cause our Shareholders to request that we repurchase their Shares in connection with a Share Repurchase by us may materially and adversely affect our cash flows, our results of operations and our financial condition.”

V Shares of both Series I and Series II (“V Shares”) are not subject to our Repurchase Plan, including with respect to any repurchase limits.

Minimum Account Repurchases

In the event that any Shareholder fails to maintain the minimum balance of $500 of Shares, we may repurchase all of the Shares held by that Shareholder at the repurchase price in effect on the date we determine that the Shareholder has failed to meet the minimum balance. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV.

Mandatory Repurchases

We may repurchase all or any portion of the Shares of a Shareholder without consent or other action by the Shareholders of the applicable Series or other person if we determine that:

•

the Shares have been transferred in violation of the LLC Agreement, or have vested in any person by operation of law as a result of the disability, death, divorce, dissolution, bankruptcy, insolvency or adjudicated incompetence of the Shareholder;

•	any transferee does not meet any investor eligibility requirements established by the Company from time to time;

•

ownership of Shares by a Shareholder or other person is likely to cause the Company to be in violation of, or require registration of the Shares under, or subject the Company to additional registration or regulation under, the securities, commodities, or other laws of the U.S. or any other relevant jurisdiction, including without limitation the Investment Company Act;

•

continued ownership of the Shares by a Shareholder may be harmful or injurious to the business or reputation of the Company, a Series, the Operating Manager, Apollo or any of their affiliates, or may subject the Company, a Series or any Shareholder to an undue risk of adverse tax or other fiscal or regulatory consequences;

•	any of the representations and warranties made by a Shareholder or other person in connection with the acquisition of Shares was not true when made or has ceased to be true;

•

with respect to a Shareholder subject to special laws or regulations, the Shareholder is likely to be subject to additional regulatory or compliance requirements under these special laws or regulations by virtue of continuing to hold any Shares;

•	it would be in the interest of the Company, as determined by the Board, for the Company or such Series to repurchase the Shares; or

•

continued ownership of any Shares by a Shareholder may cause all or any portion of the assets of the Company or a Series to be characterized as plan assets of such Shareholder for purposes of Title I of ERISA, Section 4975 of the Code or any applicable Similar Law.

Shares will be repurchased at a price equal to the transaction price of the type of Shares being repurchased on the date of repurchase (which will generally be equal to our prior quarter’s NAV per Share). Shareholders whose Shares are repurchased by the applicable Series will not be entitled to a return of any amount of sales load that was charged in connection with the shareholder’s purchase of such Shares. To the extent the Company requires the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits under our Repurchase Plan, unless otherwise determined by the Company in its sole discretion.

Employees

We expect to carry out our business plans pursuant to efforts of our officers and other personnel, which may be supplied by the Operating Manager, or may be directly hired by the Company or one or more of its subsidiaries, in addition to the services of the Operating Manager. To the extent that an officer or other personnel spend time on the Company or its subsidiaries, we expect such Apollo personnel to devote sufficient time to managing the Company or its subsidiaries and/or overseeing, managing and supporting our potential Asset-Backed Finance Assets, so that the Company can carry out its proposed activities. We currently have no employees and will be managed by the Operating Manager pursuant to the Operating Agreement. Each of our officers is an employee of the Operating Manager or its affiliates. The Operating Manager’s team includes the ABC leadership team and other senior Apollo professionals who have significant experience in underwriting and structuring Asset-Backed Finance Assets as well as managing other operating companies and private funds. Through ABC’s relationship with the Operating Manager, the Company will have access to Apollo’s platform for sourcing and evaluating Asset-Backed Finance Assets.

Emerging Growth Company

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of any listing on a securities exchange, (ii) in which we have total annual gross revenue of at least $1.235 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for Shareholders and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Private Offering of Shares

We plan to conduct the Private Offering to (i) “accredited investors” (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The description of the Private Offering below will apply with respect to each Series and will be the same for each Series unless otherwise indicated.

Shares will be offered on a monthly basis at NAV per Share (generally measured as of the end of the month immediately preceding the date of the allocation of Shares to subscribing Shareholders), plus any applicable upfront selling commissions and dealer manager fees. The NAV per Share, which will generally be equal to the transaction price, as of the date on which an investor makes a subscription request may be significantly different than the offering price such investor pays at the NAV per Share on the date of the allocation of Shares to such investor.

Each Series currently intends to offer six types of our Investor Shares to Shareholders: S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares. Holders of S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares have equal rights and privileges with each other. Such Shares will be subject to different sales load, dealer manager fees, servicing fees or distribution fees, as applicable, as further described herein.

E Shares and V Shares will be held by Apollo, certain of its affiliates and employees and/or certain Apollo Clients, and E Shares will additionally be held by our officers, directors and employees or Apollo or its affiliates, as applicable. Neither E Shares nor V Shares are being offered to other Shareholders.

F-S and F-I Shares (collectively, “Founder Shares”) will be offered during the period beginning on the date of the commencement of the Private Offering and continuing through June 30, 2025 (for accepted subscriptions effective prior to or as of July 1, 2025) (the “Initial Offer Period”) to all investors unless their financial intermediary has opted not to sell Founder Shares. Following the Initial Offer Period, Founder Shares will no longer be offered except (a) in connection with the DRIP and (b) to clients of financial intermediaries that have been designated as a “Founder Intermediary.” The Company reserves the right to extend the Initial Offer Period in its sole discretion. If a Founder Intermediary later becomes designated as an Anchor I Intermediary, such financial intermediary’s client Shareholders will, as soon as practicable, be exchanged for A-I Shares without any further action by such Shareholders. Following the Initial Offer Period, Founder Intermediaries will be determined based on whether the net proceeds on an aggregate basis across all share types and Series received by ABC by the end of the Initial Offer Period are over $100 million, unless such minimum Founder Shares holding requirement is waived by the Company or Apollo Global Securities, LLC (the “Dealer Manager” or “AGS”) in their sole discretion. A holder of Founder Shares as of the end of the Initial Offer Period that is a client of a non-Founder Intermediary will keep those Shares at their lifetime preferential fee rates but such client may not acquire additional Founder Shares except in connection with the DRIP. The minimum Founder Shares holding requirement does not apply to purchases made by holders of Founder Shares under our DRIP.

A-I Shares and A-II Shares (collectively, “Anchor Shares”) will be offered during the Initial Offer Period to clients of certain financial intermediaries that have been designated as an Anchor I Intermediary (an “Anchor I Intermediary”) or an Anchor II Intermediary (an “Anchor II Intermediary”; each Anchor I Intermediary and Anchor II Intermediary, an “Anchor Intermediary”), respectively. Anchor I Intermediaries will be determined based on whether the net proceeds on an aggregate basis across all share types and Series received by the Company from such intermediary’s clients at any point before the end of the Initial Offer Period total more than $250 million, unless such minimum A-I Shares holding requirement is waived by the Company or the Dealer Manager. Anchor II Intermediaries will be certain intermediaries designated at our sole discretion. The Anchor Shares will only be offered (a) in connection with the DRIP and (b) (x) for A-I Shares, to clients of Anchor I Intermediaries, and (y) for A-II Shares, to clients of Anchor II Intermediaries.

A holder of Anchor Shares as of the end of the Initial Offer Period that is a client of a non-Anchor Intermediary will keep those shares at their lifetime preferential fee rates but may not acquire further Anchor Shares except in connection with the DRIP.

The Company reserves the right to extend the Initial Offer Period in our sole discretion, to waive or modify the eligibility criteria and/or to change the designation of a financial intermediary as a Founder Intermediary or Anchor Intermediary. For example, in the event that an intermediary’s clients participate in Share repurchases in a manner that results in the intermediary’s clients having contributed less than $100 million or $250 million in proceeds to ABC on a net basis, as applicable (or for any reason with respect to an Anchor II Intermediary), then the Company or the Dealer Manager in their sole discretion may remove (or may choose not to remove) the designation of such intermediary as a Founder Intermediary or Anchor Intermediary. Subject to any requirements that may be imposed by the financial intermediary, clients of a re-designated intermediary are permitted to retain the Founder Shares or Anchor Shares issued prior to the re-designation but may not purchase additional Founder Shares or Anchor Shares except in connection with the DRIP.

The minimum Anchor Shares holding requirement does not apply to purchases made by holders of Anchor Shares under our DRIP. We reserve the right to waive the minimum Anchor Shares holding requirements and/or to extend the Anchor Shares measurement dates in our sole discretion.

In the event that a Shareholder switches financial intermediaries and the prior intermediary was a Founder Intermediary or Anchor Intermediary and the new intermediary does not have that designation, then, subject to any requirements that may be imposed by the new intermediary, such Shareholder will be permitted to keep their Founder Shares or Anchor Shares but cannot acquire any additional Founder Shares or Anchor Shares except in connection with the DRIP.

Each Series may offer additional types of Shares in the future.

Shares will be offered on a continuous basis at NAV per Share (generally measured as of the end of the month immediately preceding the date of the allocation of Shares to subscribing Shareholders).

Net Asset Value

Calculation of NAV

The Company determines NAV of the Shares no less frequently than monthly. The Operating Manager will prepare valuations with respect to each of our assets in accordance with its valuation guidelines approved by the Board. The Administrator will use the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each type of the Company’s Shares is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such type less the value of any liabilities (including accrued expenses or distributions) of such type, by the total number of Shares outstanding of such type.

Available Information

We intend to make available on our website (https://apollo.com/abc), once it is operational, free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material, or furnishing it, to the SEC. The SEC maintains a website (www.sec.gov) that contains such reports, proxy and information statements and other information. Our website https://apollo.com/abc will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible through and posted on our website at https://apollo.com/abc.

Item 1A.	Risk Factors

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our financial statements and accompanying notes. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the NAV of our Shares could decline and you may lose all or part of your investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.

Risks Related to our Company and an Investment in our Shares

We face heightened risks because we are a newly formed entity with no history or record.

The Company is a newly formed entity. Accordingly, the Company does not have a performance history for a prospective shareholder to consider. The Company has not commenced operations and, therefore, does not have any operating history upon which prospective shareholders can evaluate their performance. Prospective shareholders should not construe, and should draw no conclusions from, the prior experience of the Operating Manager or the performance of any other investment entities associated with Apollo, as providing any assurances regarding the performance of the Company.

Our Asset-Backed Finance Assets may not achieve our business objectives or generate returns for Shareholders.

As of the date of this Annual Report on Form 10-K, the Company has not committed to acquire any Asset-Backed Finance Assets or otherwise made any investments. Shareholders will be relying on the ability of the Operating Manager to choose, enter into and realize investments, and there is no assurance that the Operating Manager will find attractive opportunities to meet the Company’s objectives or that the Company will be able to make and realize investments in any Asset-Backed Finance Asset (which term should be deemed to include, at any time, then-current and potential Asset-Backed Finance Assets, unless the context otherwise requires) or other assets. The realizable value of a highly illiquid investment, at any given time, could be less than its intrinsic value. In addition, it is possible that certain assets held by the Company’s subsidiaries will require a substantial amount of time to liquidate. Furthermore, to the extent the Company relies upon a certain set of market and economic conditions and such conditions do not materialize for an extended period of time, the Company likely would not be able to deploy a significant portion of capital until such conditions materialize. There can be no assurance that the Company will be able to generate returns for its Shareholders or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein. There can be no assurance that any Shareholder will receive any distribution from the Company. The Company will bear any fees, costs and expenses incurred in developing, investigating, negotiating or structuring any acquisition of Asset-Backed Finance Assets in which the Company does not actually consummate (including any such fees, costs and expenses not borne by Co-Investors (as defined below) and fees, costs and expenses associated with Joint Ventures and Programmatic Acquisitions).

In certain instances, the Company, through its subsidiaries, may acquire an Asset-Backed Finance Asset with the intent to subsequently sell or syndicate a portion of such Asset-Backed Finance Asset to Co-Investors or other persons (including Apollo or Apollo Clients) prior to the closing of the acquisition of such Asset-Backed Finance Asset. In such event, the Company will bear the risk that any or all of the excess portion of such Asset-Backed Finance Asset will not be sold or will only be sold on unattractive terms and that, as a consequence, the Company will bear the entire portion of any fees, costs and expenses related to such Asset-Backed Finance Asset, hold a larger than expected investment in such Asset-Backed Finance Asset or could realize lower than expected returns from such Asset-Backed Finance Asset (see also “—Additional Risks Related to the Operation of the

Company Generally—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” below). Any such sell down or syndication will not be deemed to be a cross trade or principal trade and, as such, will not require the approval of the Board, the Shareholders or any other person. Further, any “back-to-back” commitment or assignment of a commitment in connection with an acquisition similarly will not be deemed a cross trade or a principal trade. Accordingly, an investment in the Company should only be considered by prospective investors who do not require current income and can afford a loss of their entire investment.

Our ability to achieve our business objectives depends on the Operating Manager because the Operating Manager has significant discretion as to the implementation of the Company’s objectives and policies.

The Company depends on the diligence, skill and business relationships of the employees of the Operating Manager. The Company is reliant on the Operating Manager. In particular, the Company’s performance will depend on the success of the Operating Manager’s acquisition process. The Company will depend on the Operating Manager’s assessment of appropriate economic terms when entering into Asset-Backed Finance Asset transactions. Economic terms determined by the Operating Manager in respect of each acquisition will be based on the Operating Manager’s assessment of a variety of factors. Each of these factors involves subjective judgments and forward-looking determinations by the Operating Manager. In conducting such assessment, the Operating Manager expects to use publicly available information as well as private information, including from consultants and investment bankers. If the Operating Manager misprices an acquisition (for whatever reason) or due to unanticipated illiquidity, the actual returns on the acquisition could be less than anticipated at the time of acquisition or disposition and could result in a disposition at a price less than the acquisition price.

In addition, the acquisition processes described herein are subject to change at any time without notice. There can be no assurance that (i) the acquisition processes identified herein will continue to be employed by the Company or the Operating Manager or (ii) members of the ABC acquisition team identified herein will continue to be associated with or employed by Apollo or any of its affiliates. Past performance of any Apollo Client or acquisition utilizing any of the acquisition processes identified above is in no way indicative of future results.

Our Shares are not registered under the Securities Act, so they are subject to heightened restrictions on transferability and resale.

The Shares have not been registered under the Securities Act or the securities laws of any state or other jurisdiction and are being offered and sold in reliance on exemptions from the registration requirements of the Securities Act and such laws. The Shares are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Securities Act and other applicable securities laws. Shareholders’ Subscription Agreements and the LLC Agreement contain representations and impose restrictions on transferability designed to assure that the conditions of the exemptions from such registration requirements are met. Shareholders also may not be permitted to transfer all or any part of their Shares to a person which gives rise to CFIUS (as defined below) or national security considerations with respect to the Company, an existing or potential Asset-Backed Finance Asset or any of their actual or potential assets. See “—We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures” below. Shareholders also may not be permitted to transfer all or any part of their Shares to a person that would require ABC to register under the Investment Company Act.

There is no market for the Shares, and Shareholders will bear the risks of owning Shares for an extended period of time due to limited repurchases.

The Shares have not been registered under the Securities Act, the securities laws of any state or the securities laws of any other jurisdiction and cannot be resold unless they are subsequently registered under the Securities Act and other applicable securities laws or an exemption from registration is available. It is not contemplated that the Shares will ever be registered under the Securities Act. There is no public market for the Shares and none is expected to develop. Accordingly, there are no quoted prices for the Shares. In addition, there are substantial restrictions upon the repurchase of Shares under the LLC Agreement and applicable securities laws, including that we may limit the number of Shares subject to Share Repurchases or may decide to not conduct Share Repurchases for certain periods. Consequently, Shareholders must be prepared to bear the risks of owning Shares for an extended period of time.

Shareholders will have limited liquidity and may be limited in their opportunity to have their Shares repurchased and may not receive a full return of their invested capital if they elect to have their Shares repurchased by the Company.

A purchase of the Company’s Shares requires a long-term commitment, with no certainty of return and should be viewed as an illiquid investment. Certain Asset-Backed Finance Assets may be held for the long-term. Since there is no established market for the Shares, and none is expected to develop, a Shareholder of the Company will be unable to realize its investment readily and may encounter difficulty ascertaining the market value of its Shares. Shares in the Company will be subject to restrictions on resales under applicable securities laws. Repurchases of Shares by the Company will likely be the only way for a Shareholder to dispose of Shares. It is uncertain as to when profits, if any, will be realized by a Shareholder and if such Shareholder will realize profits from the Company prior to the Company repurchasing its Shares. Losses on dispositions of unsuccessful Asset-Backed Finance Assets may be realized before gains on dispositions of successful Asset-Backed Finance Assets are realized. Furthermore, the expenses of operating the Company (including any fees payable to the Operating Manager (or an affiliate thereof)) may exceed its income, thereby requiring that the difference be paid from the Company’s assets. The Company will not be obligated to liquidate any instruments in order to meet repurchase requests and the Company may not have sufficient cash flow to meet repurchase requests at any given time. If the Operating Manager determines there is insufficient liquidity to meet repurchase requests, such requests will be delayed until the Operating Manager determines there is sufficient liquidity; such delay may be significant. The Company, through its subsidiaries, intends to primarily own Asset-Backed Finance Assets for the long term. The number of potential purchasers and sellers is expected to be limited. This factor could have the effect of limiting the availability of Asset-Backed Finance Assets for purchase by the Company and will also limit the ability of the Company to sell Asset-Backed Finance Assets at their fair market value in response to changes in the economy or financial markets. Illiquidity could also result from legal or contractual restrictions on their resale.

The realizable value of a highly illiquid Asset-Backed Finance Asset at any given time could be less than its intrinsic value. In addition, certain types of Asset-Backed Finance Assets owned by the Company’s subsidiaries are likely to require a substantial length of time to liquidate. There can be no assurance that the Company will be able to dispose of its instruments at the price and at the time it wishes to do so. Such illiquidity may continue even if the underlying entities obtain listings on securities exchanges.

A purchase of the Company’s Shares is suitable only for sophisticated investors and an investor must have the financial ability to understand and the willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in a purchase of the Company’s Shares. Shareholders should consult their professional advisors to assist them in making their own legal, tax, regulatory, accounting and financial evaluation of the merits and risks of a purchase of the Company’s Shares in light of their own circumstances and financial condition.

Certain acquisitions by the Company may be of securities that are or become publicly traded and are therefore subject to the risks inherent in investing in public securities. Such acquisitions will involve economic, political, interest rate and other risks, any of which could result in an adverse change in the market price. In addition, in some cases the Company will be prohibited by contract or other limitations from selling such securities for a period of time so that the Company is unable to take advantage of favorable market prices. Such factors will be used in calculating monthly NAV, and our monthly NAV is not audited by our independent registered public accounting firm. We calculate and publish the NAV of our Shares monthly solely for purposes of establishing the price at which we sell and repurchase our Shares, and for publishing the value of each Shareholder’s investment in us on such Shareholder’s customer account statement, and our monthly NAV should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our monthly NAV may differ from those used by other companies now or in the future. Errors may occur in calculating our monthly NAV, which could impact the price at which we sell and repurchase our Shares.

There is no public trading market for the Shares; therefore, a Shareholder’s ability to dispose of its Shares will likely be limited to repurchase by us. If a Shareholder sells its Shares to us, the Shareholder may receive less than the price it paid.

There is no current public trading market for the Shares, and we do not expect that such a market will ever develop. Therefore, repurchase of Shares by us will likely be the only way for a Shareholder to dispose of its Shares. While the Company intends to conduct quarterly Share Repurchases to repurchase Shares, it does not expect to do so until the second full quarter after the initial raising of third-party capital and even then there is no guarantee that the Company will elect to conduct a Share Repurchase. Moreover, even if the Company conducts a Share Repurchase, there is no guarantee that Shareholders will be able to sell all of the Shares that they desire to sell in any particular Share Repurchase. In the event that we repurchase Shares in any Share Repurchase, we expect to repurchase Shares at an applicable price equal to either the NAV per Share, or a discount to the NAV per Share, of the type of Shares being repurchased as of the last day of the quarter prior to the commencement of the Share Repurchase and not based on the price at which a Shareholder initially purchased its Shares. As a result, a Shareholder may receive less than the price it paid for its Shares when the Shareholder sells them to us pursuant to any Share Repurchase.

Economic events that may cause our Shareholders to request that we repurchase their Shares in connection with a Share Repurchase by us may materially and adversely affect our cash flows, our results of operations and our financial condition.

Economic events could cause our Shareholders to seek to sell their Shares to us pursuant to any Share Repurchase for up to 5.0% of the aggregate NAV (measured collectively across both Series) of our outstanding Investor Shares and E Shares at an applicable price based on the NAV per Share at a time when such events are adversely affecting the performance of the Company. Even if we decide to satisfy all resulting tender requests, our cash flow could be materially adversely affected. In addition, if we determine to sell Asset-Backed Finance Assets to fund a Share Repurchase, we may not be able to meet future repurchase requests, take advantage of new acquisition opportunities or realize the return on such Asset-Backed Finance Assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

We may require a Shareholder to have their Shares repurchased at any time in our sole discretion.

We may require a Shareholder to surrender and have all or any portion of its Shares repurchased at any time if we determine that it would be in our interest, in consultation with the Operating Manager, for us to repurchase the Shares or for certain other reasons enumerated in the LLC Agreement. To the extent that we require the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits on quarterly Share Repurchases, unless otherwise determined by us in our sole discretion.

The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.

Distributions to Shareholders will be made only if, as and when declared by the Board. Shareholders may or may not receive distributions. In addition, some of our distributions may include a return of capital. The Company cannot make assurances as to when or whether cash distributions will be made to Shareholders, the amount of any such distribution or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, financial condition and other factors relating to the Company’s Asset-Backed Finance Assets. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the Operating Manager, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, investment activities, actual or anticipated Management Fees. If the Operating Manager determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy repurchase requests at the Board’s discretion in consultation with the Operating Manager. Accordingly, the payment of cash distributions is subject to the discretion of the Board, based on information provided by the Operating Manager.

The Operating Manager has the right to reinvest certain proceeds realized by the Company. For all such purposes, proceeds realized by the Company will include amounts deemed distributed to a Shareholder in respect of taxes (whether withheld from distributions to the Company or otherwise attributable to a Shareholder). Subject to oversight by the Board, the Operating Manager may elect to reinvest such proceeds otherwise available for distribution to Shareholders.

There could be circumstances under which the Operating Manager elects to withhold distributions to, among other reasons, pay obligations such as indebtedness of the Company, or of any subsidiary or assets thereof, which could result in such amounts, and the retention and reuse thereof, not being subject to the terms and limitations of the LLC Agreement.

Neither the Operating Manager nor any of its affiliates is obligated to support or guarantee any level of distributions. In addition, because the Operating Manager does not charge a Management Fee on and Apollo does not receive a Performance Fee for Apollo Shares, the per Share amount of distributions on the Apollo Shares could be higher compared to the Investor Shares.

We will be subject to substantial fees and expenses, which could impact Shareholder returns.

The Company will pay the Management Fee, Organizational and Offering Expenses and Operating Expenses whether or not it makes any profits, as set forth in the Operating Agreement and the LLC Agreement. If Apollo pays such expenses on behalf of the Company or related to any Asset-Backed Finance Asset, Apollo will seek and obtain reimbursement from the Company or through such Asset-Backed Finance Asset and, to the extent Apollo incurred a cost of capital for the time period between payment of the expense and reimbursement by the Company or through such Asset-Backed Finance Asset, Apollo has the authority to include such amount in the amount reimbursed from the Company or through such Asset-Backed Finance Asset (with Apollo determining in its discretion whether to include (i) the calculation of the aggregate amount of the cost of capital and (ii) such amount as part of the reimbursement). This includes amounts payable to or in respect of any Apollo personnel or engagement of consultants, operating partners, operating executives or similar persons. No such amounts will constitute Special Fees (as defined below) and, therefore, such amounts will not reduce Management Fees paid by the Company. It is difficult to predict the future expenses of the Company. Such expenses will be substantial, and neither the Company’s expenses nor its fees (other than the amount of Organizational and Offering Expenses that may be ultimately borne by the Company) is subject to any cap.

Payment by the Company of the Management Fee or Performance Fee in Shares will dilute a Shareholder’s interest in the Company.

At the Operating Manager’s election, the Company will pay the Operating Manager all or a portion of its Management Fees in E Shares or V Shares in lieu of paying the Operating Manager an equivalent amount of such Management Fee in cash, which will dilute the interests of Investor Shares issued by the Company. In addition, the Company may pay Apollo all or a portion of its Performance Fee in E Shares or V Shares in lieu of paying Apollo an equivalent amount of such Performance Fee in cash, which will similarly dilute the interests of Investor Shares issued by the Company.

We will be responsible for the costs of our personnel and employees and for the costs of certain of the Operating Manager’s employees when used for our benefit.

Apollo has in-house accounting, legal, compliance, tax, administrative, operational, finance, risk, reporting, technology, investor servicing and other types of personnel or employees that provide support to Apollo Clients (including the Company and its Asset-Backed Finance Assets) and their respective subsidiaries and potential and existing platforms on an ongoing basis. These employees assist with, among other things, the legal, compliance, tax, administrative, operational, finance, risk, reporting, technology, investor servicing and other functions of the Operating Manager, their affiliates and Apollo Clients (including the formation of, and capital raising for, Apollo Clients) and their respective acquisition, due diligence, holding, maintenance, financing, restructuring and disposition of investments, including, without limitation, mergers and acquisitions, financing and accounting, legal, tax and operational support and risk, litigation and regulatory management and compliance. The performance of such functions by Apollo employees could be in addition to or as an alternative to the outsourcing of any such services to third-party service providers at market rates, including entities and persons regularly used by Apollo and its affiliates, Apollo Clients and their respective potential and existing platforms.

All fees, costs and expenses incurred by Apollo (including allocable compensation (such as salary, bonus and payroll taxes) and benefits (such as health insurance and compensation for vacation time and sick time) of such personnel or employees and other related overhead otherwise payable by Apollo in connection with their employment, such as rent, property taxes and utilities allocable to workspaces) in connection with services performed by personnel or employees of the Operating Manager or their affiliates that constitute services for or in respect of the Company, its subsidiaries and its potential Asset-Backed Finance Assets, will be allocable to and borne by the Company. Without prejudice to the above, in relation to the Operating Manager, the overhead allocation could also specifically include fees, costs and/or expenses relating to services connected to the valuation function, the risk management function and the finance function (as well as the supervision and oversight of the central administration function). Such allocations to the Company will be based on any of the following methodologies (or any combination thereof), among others: (i) requiring personnel to periodically allocate their historical time spent with respect to the Company, other Apollo Clients or the Operating Manager, approximating the proportion of certain personnel’s time spent with respect to the Company (which is anticipated to be tracked on a regular, but not necessarily weekly or biweekly or similar basis), and, in each case, either allocating their compensation and allocable overhead based on such approximations of time spent, or charging such approximations of time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of Assets Under Management) that the Operating Manager determines in good faith represents a fair recoupment of expenses and a market rate for such services or (iii) any other methodology determined by the Operating Manager in good faith to be appropriate and practicable under the circumstances. Such methodologies take into account an employee’s aggregate compensation without any deduction for compensation allocable to vacation time, sick time, weekend time, break time, overnight hours, time spent in training or other administrative tasks or any other hours during a year when an employee is not working on Apollo or Apollo Client matters. This means, for example, that allocable compensation and benefits attributable to an employee that is on vacation for one week out of a month will still be based on the full amount of compensation paid to the employee for such month, without any deduction for the vacation week.

The methodology described above utilized for one personnel group could be different from the methodology utilized by another personnel group, and different methodologies may be utilized, including within a single personnel group, at different times or in determining different types of allocations (such as allocations among Apollo Clients, on the one hand, and allocations as between Apollo Clients and Apollo affiliates, on the other hand). Determining such charges based on approximate allocations, rather than time recorded on an hourly or similar basis (which will not be undertaken), could result in the Company being charged a different amount (including relative to another Apollo Client), which could be higher or lower, than would be the case under a different methodology. Any methodology (including the choice thereof), as well as the application of any approximations it entails, involves inherent conflicts between the interests of the Company, on the one hand, and any other Apollo Client or Apollo affiliate to which all or a portion of the relevant personnel’s time would otherwise be charged, on the other hand, and could result in incurrence of greater expenses by the Company and its subsidiaries and potential and existing Asset-Backed Finance Assets than would be the case if such services were provided by third parties at market rates. Further, there could be Apollo Clients whose governing documents restrict or preclude the allocation of any of the foregoing amounts to such Apollo Clients, in which case such Apollo Clients could bear a lesser amount of such expenses relative to the Company or any other Apollo Client or not bear any such expenses at all.

Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value.

Within the parameters of the Company’s valuation policies and procedures, the valuation methodologies used to value the Company’s instruments will involve subjective judgments and projections and that ultimately may not materialize. Ultimate realization of the value of an instrument depends to a great extent on economic, market and other conditions beyond the Company’s control and the control of the Operating Manager. Rapidly changing market conditions or material events may not be immediately reflected in the Company’s NAV.

Among the Company’s important features are the provisions relating to the purchase and repurchase of Shares. The valuation of Shares upon purchase (including any reinvestment of cash distributions in additional Shares), the amount payable upon repurchase to tendering investors and certain other valuations are generally based upon the Company’s NAV per Share as of the end of the immediately preceding quarter. The Company will rely on the Operating Manager and its affiliates for valuation of the Company’s assets and liabilities.

The values of the Company’s assets will be established in accordance with the Company’s valuation policies and procedures approved by the Board. The valuation policies and procedures can be modified by the Board. The Company will primarily hold Asset-Backed Finance Assets and other assets that will not have readily assessable market values. The Operating Manager will determine the estimated values of the Company’s Asset-Backed Finance Assets and the Company will use the estimated values provided as well as inputs from other sources in computing the Company’s monthly NAV per Share.

The monthly valuations performed by the Operating Manager may vary from similar valuations performed by any independent third parties for similar types of assets. The valuation of illiquid assets is inherently subjective and subject to increased risk that the information utilized to value such assets or to create the pricing models may be inaccurate or subject to other error. In addition, valuations rely on a variety of assumptions, including assumptions about projected cash flows for the remaining holding periods for the assets, market conditions at the time of such valuations and/or any anticipated disposition of the assets, legal and contractual restrictions on transfers that may limit liquidity, and any transaction costs related to, and the timing and manner of, any anticipated disposition of the assets, all of which may materially differ from the assumptions and circumstances on which the valuations are based. The value of the Company’s assets may also be affected by any changes in tax rates, accounting standards, policies or practices as well as general economic, political, regulatory and market conditions and the actual operations of the Asset-Backed Finance Assets, which are not predictable and can have a material impact on the reliability and accuracy of such valuations. Shareholders that redeem will not benefit from any such changes after their redemption, and conversely, Shareholders that do not redeem may be burdened by the impact of any such changes, including with respect to the impact of any such changes on the portion of any asset attributable to redeemed Shareholders. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, since market prices of assets can only be determined by negotiation between a willing buyer and seller, and the difference between carrying value and the ultimate sales price could be material. Further, any volatility smoothing biases in our valuation process, generally, may lower the volatility of our NAV and cause our NAV to not accurately reflect the actual value of Asset-Backed Finance Assets. Accordingly, such values may not accurately reflect the actual market values of the assets, and, thus, Shareholders will likely make decisions as to whether to purchase or tender Shares without complete and accurate valuation information.

Determining the impact of these factors on the valuation of Asset-Backed Finance Assets involves a significant degree of judgment. Because valuations, and in particular valuations of assets for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Operating Manager’s fair value determinations may differ materially from the values that would have resulted if a ready market had existed.

During periods of market uncertainty and volatility, accurate valuations may be even more difficult to obtain. This is particularly true during periods of low transaction volume because there are fewer market transactions that can be considered in the context of a valuation. Changes in credit markets can also impact valuations and may have offsetting results when using discounted cash flow analysis for Asset-Backed Finance Assets that do not have readily observable market prices. For example, if applicable interest rates rise, then the assumed cost of capital would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Rising U.S. interest rates may also negatively impact certain foreign currencies that depend on foreign capital flows.

In addition, Shareholders would be adversely affected by higher Management Fees and by higher Performance Fees if the Company’s NAV is overstated. Due to a wide variety of market factors and the nature of certain instruments to be held by the Company, there is no guarantee that the value determined by the Company will represent the value that will be realized by the Company on a realization of the instruments or that would, in fact, be realized upon an immediate disposition of the instruments.

The Operating Manager may benefit by us retaining ownership of our instruments at times when our Shareholders may be better served by the sale or disposition of our instruments in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of the Shares or the price paid for the repurchase of our Shares on a given date may not accurately reflect the value of our holdings, and Shares may be worth less than the purchase price or more than the repurchase price.

Further, in connection with each subscription or repurchase of Shares, a Shareholder will receive an amount of Shares or cash, respectively, at a price that reflects the Company’s most recent calculated NAV (which generally will be the Company’s NAV as determined as of the last day of the immediately preceding (i) calendar month for subscriptions and (ii) calendar quarter for repurchases). There is no requirement, and it is not anticipated, that a new valuation will be made in connection with any such purchase and related issuance of Shares and, as a result, the price paid for Shares may not accurately reflect the current NAV at the time of issuance.

Any discrepancy between the NAV of the Company used in connection with the repurchase or issuance and the actual NAV of the Company as of the date of such repurchase or issuance may have an adverse effect on the Shareholder from whom Shares are repurchased, the Shareholder to whom Shares are issued or the Company as a whole, as applicable. Any such discrepancy may also lead the Company to dispose of more instruments than necessary, and potentially at less advantageous prices. By way of example, in the event the Company were to liquidate instruments in order to satisfy repurchase requests based on a determination of NAV of the Company used in connection with the repurchase that in retrospect turns out to be higher than the actual NAV of the Company as of the repurchase date, a Shareholder requesting the repurchase of a certain percentage of its Shares may receive a greater amount of repurchase proceeds than the repurchase proceeds it should have received in respect of such repurchase, thereby adversely affecting remaining Shareholders and the ability of the Company to employ the excess amounts paid out for the instruments of the Company or other cash needs. If the Company were to borrow amounts to satisfy such repurchase request, the amounts borrowed might be higher than the amounts the Company would have borrowed had the correct or lower NAV been used to calculate repurchase proceeds, and such higher borrowing may have an adverse effect on the remaining Shareholders. In addition, if a new purchase of Shares by a new Shareholder is made based on such erroneously high or temporarily elevated NAV, the number of Shares issued to such new Shareholder will be lower than the number of Shares it should have received.

Monthly NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods we use to calculate our monthly NAV, which will be the basis for the offering price for our Shares offered after the escrowed proceeds have been released to the Company, the investment value published in customer account statements for our Shareholders and will be used as the basis for calculating amounts paid to Shareholders under our Repurchase Plan, is not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating monthly NAV, and our monthly NAV is not audited by our independent registered public accounting firm. The components and methodology used in calculating our monthly NAV may differ from those used by other companies now or in the future. Our monthly NAV should not be viewed as a measure of our historical or future financial condition or performance. Errors may occur in calculating our monthly NAV, which could impact the price at which we sell and repurchase our Shares. The Company and the Operating Manager cannot provide assurance that it will be able to choose, make or realize returns in any particular Asset-Backed Finance Asset. There can be no assurance that the Company will be able to generate returns for the Shareholders or that the returns will be commensurate with the risks of owning the type of Asset-Backed Finance Assets described herein. There can be no assurance that any Shareholder will receive any distribution from the Company or liquid assets with respect to the repurchase of its Shares. Accordingly, a purchase of the Company’s Shares should only be considered by persons who can afford a loss of their entire investment.

Shareholders will not have control or influence over Company policies, operations or acquisitions or the decision to conduct Share repurchases or the selection of service providers. Further, we may amend the LLC Agreement without Shareholder approval and Shareholders will not be entitled to vote for the election of directors.

Shareholders will not be able to make decisions about acquisitions or any other decisions concerning the management of the Company. The management, financing and disposition policies of the Company are determined by the Board and implemented with the assistance of the Operating Manager and the Board. These policies may be changed from time to time at the discretion of the Board without a vote of the Shareholders, although the Board has no present intention to make any such changes. Any such changes could be detrimental to the value of the Company. Shareholders will have no right to participate in the day-to-day operation of the Company, including, acquisition and disposition decisions and decisions regarding the selection of service providers (including Affiliated Service Providers) and the operation and financing of its acquisitions. The Shareholders will also have no opportunity to evaluate any economic, financial or other information that will be utilized by the Operating Manager in the performance of its obligations under the Operating Agreement, nor will Shareholders receive all financial information with respect to any acquisition that is available to the Company or the Operating Manager. Finally the Board or the Company’s officers, with the assistance of the Operating Manager, will select the Company’s service providers (which will include Affiliated Service Providers) and determine the compensation of such providers without the review by or consent or approval of the Shareholders or any other independent party, except as may otherwise be provided in the LLC Agreement. The Shareholders must therefore rely on the ability of the Board and the Company’s officers, with the assistance of the Operating Manager, to select and compensate service providers in a manner beneficial to the Company and to make and manage acquisitions and dispose of such acquisitions. The success of the Company will depend on the ability of the Company’s management, with the assistance of the Operating Manager, to identify suitable acquisitions, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of acquisitions. The Operating Manager may be unable to find a sufficient number of suitable attractive opportunities to meet the Company’s businesses strategy. No person should purchase a Share unless such person is willing to entrust all aspects of the management of the Company to the Board and the Operating Manager.

The Board may cause the Company to repurchase Shares from time to time or assign this right to Apollo or its affiliates. The Board may use its own discretion, free of fiduciary duty restrictions, in determining whether to cause the Company to exercise this right. As a result, Shareholders may have their Shares repurchased at an undesirable time or price. For additional information, see the LLC Agreement which will be filed with the SEC.

Further, the LLC Agreement can be amended from time to time generally by the Board with the consent of Members holding a majority of the V Shares, which are currently and are expected going forward to be held solely by Apollo, its affiliates and/or certain Apollo Clients, and without the consent of the Shareholders as set forth in the LLC Agreement. The LLC Agreement sets forth certain other procedures for its amendment, including provisions allowing the amendment of the LLC Agreement without the consent of the Shareholders in certain circumstances. In addition, lenders to the Company will, under the terms of financing arrangements put in place with them, require us to seek lender approval of certain amendments to the LLC Agreement prior to the Board adopting any such amendment. The Company will file a Form 8-K with the SEC disclosing any amendments made to its LLC Agreement.

The Investor Shares do not have voting power, which is instead vested exclusively in the holders of the V Shares. Apollo, its affiliates and/or certain Apollo Clients own and are expected to continue to own all of the Company’s outstanding V Shares and will have the sole ability to elect directors of the Company. Shareholders will have no opportunity to control either larger strategic goals or the day-to-day operations, including acquisition and disposition decisions, of the Company. Shareholders must rely entirely on the Board, the Operating Manager, Apollo and their affiliates to conduct and manage the affairs of the Company and its Asset-Backed Finance Assets.

If the Company’s series limited liability company structure is not respected, then Shareholders may have to share any liabilities of the Company and the other Series with all Shareholders and not just those who hold Shares of the same Series as them.

The Company is structured as a Delaware limited liability company that issues separate types of Shares for each Series. Each Series is a separate series under Delaware law and not a separate legal entity. Under the LLC Act, if certain conditions (as set forth in Sections 18-215(b) or 18-218(c) of the LLC Act, depending on whether such series is established as a “protected series” under Section 18-215(b) of the LLC Act or a “registered Series” under Section 18-218 of the LLC Act) are met, the debts, liabilities, obligations and expenses of one Series are segregated from the debts, liabilities, obligations and expenses of the other Series and the assets of one Series are not available to satisfy the debts, liabilities, obligations or expenses of the other Series. Although this limitation of liability is recognized by Delaware, there is no guarantee that if challenged in the courts of another U.S. State or a foreign jurisdiction or in a U.S. federal court, such courts will uphold this statutory segregation of liabilities. If the Company’s series limited liability company structure is not respected, then the assets of a Series may be subject to the liabilities of another Series, of the Company, generally, and not just of that particular Series. Furthermore, while we intend to maintain separate and distinct records for each Series and account for them separately and otherwise meet the requirements of the LLC Act, it is possible a court could conclude that the methods used did not satisfy Section 18-215(b) or Section 18-218(c) of the LLC Act, as applicable, and thus potentially expose the assets of a

Series to the liabilities of another Series or of the Company generally. The consequence of this is that Shareholders may have to bear higher than anticipated expenses which would adversely affect the value of their Shares of the applicable Series or the likelihood of any distributions being made by a particular Series to its Shareholders, and the Series could be treated as a single entity for U.S. federal tax purposes with different consequences to Shareholders. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. In addition, we are not aware of any court case that has tested the limitations on inter-series liability provided by Section 18-215(b) or Section 18-218 of the LLC Act in federal bankruptcy courts and it is possible that a bankruptcy court could determine that the assets of one Series should be applied to meet the liabilities of the other Series or the liabilities of the Company generally where the assets of such other Series or of the Company generally are insufficient to meet its liabilities.

We would not be able to operate our business according to our business plans if we are required to register as an investment company under the Investment Company Act.

We expect to conduct our operations directly and through wholly or majority-owned subsidiaries in a manner such that the Company and each of its subsidiaries do not fall within, or are excluded from, the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% Test.” Excluded from the term “investment securities,” among other instruments, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of “investment company” set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to conduct our operations so that the Company is not required to register as an investment company. The Company is organized as a holding company that conducts its business primarily through its subsidiaries, and we expect the Company to comply with the 40% Test. We will monitor our holdings on an ongoing basis and determine compliance with this test in accordance with the requirements of the Investment Company Act. We expect most of our wholly- and majority-owned subsidiaries to either (i) be outside the definitions of “investment company” under Section 3(a)(1)(A) and Section 3(a)(1)(C), or (ii), as further explained below, rely on an exception from the definition of “investment company” other than the exceptions set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which constitute most of our assets) generally will not constitute “investment securities” for purposes of the Company’s 40% Test. Accordingly, we believe the Company will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. Moreover, we believe the Company will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Company’s wholly- or majority-owned subsidiaries, the Company is primarily engaged in the non-investment company business of owning and operating a platform of Asset-Backed Finance Assets.

We make the determination of whether an entity is a majority-owned subsidiary of the Company. The Investment Company Act defines a “majority-owned subsidiary” of a person as a company that represents 50% or more of the outstanding voting securities owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least 50% of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% Test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our assets in order to continue to pass the 40% Test. Any such adjustment in our assets could have a material adverse effect on us. Certain of our subsidiaries will rely on the exceptions from the definition of investment company under Section 3(c)(5)(A) or (B) of the Investment Company Act, which except from the definition of investment company, respectively; (i) any entity that is primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of merchandise, insurance and services; or (ii) any entity that is primarily engaged in the business of making loans to manufacturers, wholesalers and retailers of, and to prospective purchasers of, specified merchandise, insurance and services. The SEC staff has issued no-action letters interpreting Section 3(c)(5)(A) and (B) pursuant to which it has taken the position that these exceptions are available to a company with at least 55% of its assets consisting of eligible loans and receivables of the type specified in Section 3(c)(5)(A) and (B). The SEC staff has indicated that the single most important factor in determining whether an issuer may rely on Section 3(c)(5)(A) and/or Section 3(c)(5)(B) is the strength of the connection between the obligations held by the issuer and the specific merchandize, insurance, services purchased and sold. In that connection, the SEC staff has taken the position that loans and receivables for the sale of a broad array of merchandise, insurance and services are within the scope of Section 3(c)(5)(A) and/or (B), including (i) loans and notes evidencing loans to project companies or managing members of project companies for generating, transmitting, and distributing energy and related services, (ii) loans to finance the purchase of electric generating transmission, and distribution facilities, equipment, and machinery, (iii) loans to finance public works projects, and (iv) student loans to finance the purchase of education services. Notably, the SEC staff has refused to grant no-action relief when a company’s loans have not related to the sale of specific merchandise, insurance or services. For example, the SEC staff has refused to grant no-action relief to entities holding general commercial loans. In recognition of the fact that eligible loans or notes evidencing loans under Section 3(c)(5)(A) and/or (B) must be used for purchasing specific merchandise or services, the Company’s subsidiaries that intend to rely on Section 3(c)(5)(A) and/or (B) will (i) not issue redeemable securities, (ii) will be primarily engaged in a business of the type specified in the Section. Accordingly, at least 55% of the assets of such Company subsidiaries will consist of loans and notes evidencing loans in which the use of proceeds is specifically tied to the financing of, among other things, consumer products and hard assets. However, no assurance can be given that the SEC or the SEC staff will concur with this position. In addition, the SEC or the SEC staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of qualifying with this exclusion. A change in the value of our assets could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c)(5)(A) or (B), to fall within the definition of “investment company,” and negatively affect our ability to not fall within the definition of “investment company” under the Investment Company Act.

Certain of our subsidiaries will rely on the exception from the definition of investment company under Section 3(c)(5)(C) of the Investment Company Act, which excepts from the definition of investment company any entity primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The SEC staff has taken the position that this exception, in addition to prohibiting the issuance of certain types of securities, generally requires that at least 55% of an entity’s assets must be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying assets,” and at least another 25% of the entity’s assets must be comprised of additional qualifying assets or a broader category of assets that we refer to as “real estate-related assets” under the Investment Company Act (and no more than 20% of the entity’s assets may be comprised of miscellaneous assets). “Qualifying assets” for this purpose include senior loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC staff no-action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. The SEC has not published guidance with respect to the treatment of commercial mortgage-backed securities (“CMBS”) for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance with respect to CMBS, we intend to treat CMBS as a real estate-related asset. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain an exclusion from registration under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.

Although the Company expects to operate in a manner such that it does not meet the definition of an investment company under Section 3(a)(1), the Company may also rely on Section 3(c)(6) of the Investment Company Act, which excepts from the definition of investment company any holding company primarily engaged, directly or through majority-owned subsidiaries, in one or more businesses described in Sections 3(c)(3), 3(c)(4), and 3(c)(5) (from which not less than 25% of the holding company’s gross income during its last fiscal year was derived) together with an additional business or businesses other than investing, reinvesting, owning, holding, or trading in securities. The staff of the SEC has issued little additional interpretive guidance with respect to Section 3(c)(6). To the extent that the Company sought to rely on Section 3(c)(6) as opposed to Section 3(a)(1), the Company would monitor the assets and income of its subsidiaries that rely on Sections 3(c)(5)(A), 3(c)(5)(B), or 3(c)(5)(C) to determine compliance with the Section 3(c)(6) exclusion. In order to rely on Section 3(c)(6), the Company would need to ensure that it was primarily engaged in businesses described in Sections 3(c)(3), 3(c)(4), and 3(c)(5), which would potentially limit the ability of the Company to pursue other business opportunities that fall outside of Sections 3(c)(3), 3(c)(4), and 3(c)(5) of the Investment Company Act.

To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, and particularly if the Company seeks to rely on the exception from the definition of investment company set forth in Section 3(c)(6) described above, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired, or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our business strategy.

If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act, imposing, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We may be restricted in our operations to ensure that we are not deemed an investment company.

As stated above, the Company intends to conduct its operations so that the Company does not fall within the definition of an investment company under the Investment Company Act. Before determining whether to acquire an Asset-Backed Finance Asset, the Company will analyze both (i) the status of the Asset-Backed Finance Asset under the Investment Company Act and (ii) the potential effect of such Asset-Backed Finance Asset on the status of the Company’s wholly-owned or majority-owned subsidiary that would directly own the Asset-Backed Finance Asset. Additionally, the Company will analyze the Investment Company Act status of its wholly-owned and majority-owned subsidiaries on an ongoing basis to make sure that the Company satisfies the 40% Test.

To ensure that the Company is not deemed to be an investment company, it may be required to materially restrict or limit the scope of its operations or plans. A change in the value of the Company’s assets could cause the Company to fall within the definition of “investment company” inadvertently, and negatively affect the Company’s ability to maintain its exemption from regulation under the Investment Company Act. As described above, in such a situation the Company would seek to rely on the exception from the definition of investment company set out in Section 3(c)(6) of the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, the Company may be unable to sell assets it would otherwise want to sell and may need to sell assets it would otherwise wish to retain. In addition, the Company may have to acquire assets that it might not otherwise have acquired, or may have to forgo opportunities to acquire interests in Asset-Backed Finance Assets that it would otherwise want to acquire and that would be important to its business strategy (particularly if the Company were to rely on Section 3(c)(6) of the Investment Company Act).

Risks Related to Owning and Managing a Platform of Underlying Asset-Backed Finance Assets

We face heightened risks relating to owning and managing Asset-Backed Finance Assets.

All investments involve risks, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Company’s objectives will be achieved. The Company will be subject to the risks involved with indirectly owning and managing asset-backed finance instruments-related assets. See “—Risks Related to Owning and Managing a Platform of Underlying Asset-Backed Finance Assets.” In addition, the Company may utilize various techniques, such as leverage and derivatives (including swaps), which can in certain circumstances increase the adverse impact to which the Company’s assets may be subject. See “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Asset-Backed Finance Asset and this may increase the exposure of such Asset-Backed Finance Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” below. In the event of the insolvency of the issuer of securities directly or indirectly owned by the Company, or a related event such as a bail-in under which creditors of the issuer (including bondholders) are required to accept a write-off of amounts owed, some or all of the amount invested is likely to be lost.

The Company’s lending platform is expected to manage a significant amount of asset-backed securities (“ABS”) in a range of asset classes that will subject them to further risks, including, among others, credit risk, liquidity risk, interest rate and other market risk, operational risk, structural risk, sponsor risk, monoline wrapper risk and other legal risk.

The investment characteristics of ABS differ from traditional debt securities. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that the principal may be prepaid at any time because the underlying loans or other assets generally may be prepaid at any time. ABS are not secured by an interest in the related collateral. Credit card receivables, for example, are generally unsecured and the debtors are entitled to the protection of a number of state and federal consumer loan laws, many of which give such debtors the right to set off certain amounts owed on the credit cards, thereby reducing the balance due. Most issuers of ABS backed by automobile receivables permit the servicers to retain possession of the underlying obligations. If the servicer were to sell these obligations to another party, there is a risk that the purchaser would acquire an interest superior to that of the holders of the related ABS. In addition, because of the large number of vehicles involved in a typical issuance and technical requirements under state laws, the trustee for the holders of the ABS may not have a proper security interest in all of the obligations backing such ABS. Therefore, there is a possibility that recoveries on repossessed collateral may not, in some cases, be available to support payments on these securities. The risk of investing in ABS is ultimately dependent upon payment of underling loans by the debtor.

The collateral supporting ABS is of shorter maturity than certain other types of loans and is less likely to experience substantial prepayments. ABS are often backed by pools of any variety of assets, including, for example, real property leases, mobile home loans and aircraft leases, which represent the obligations of a number of different parties and use credit enhancement techniques such as letters of credit, guarantees or preference rights. The value of an ABS is affected by changes in the market’s perception of the asset backing the security and the creditworthiness of the servicing agent for the loan pool, the originator of the loans or the financial institution providing any credit enhancement, as well as by the expiration or removal of any credit enhancement.

In addition, exposure to subordinated ABS involve greater credit risk of default than the senior classes of the issue or series. Default risks may be further pronounced in the case of ABS secured by, or evidencing an interest in, a relatively small or less diverse pool of underlying loans. Certain subordinated securities absorb all losses from default before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement equity. Such securities, therefore, possess some of the attributes typically associated with equity holdings.

There may also be no established, liquid secondary market for many of the ABS the Company may purchase. The lack of such an established, liquid secondary market could have an adverse effect on the market value of such ABS and the Company’s ability to sell them. Further, ABS may be subject to certain transfer restrictions that may further restrict liquidity. Finally, the Company may engage in enforcement actions, litigation and settlement discussions that may expose the Company to additional expenses, legal proceedings and restrict its trading activities. There is no assurance that any of these enforcement actions or other activist efforts by the Company will prove successful.

We face heightened risk because our strategy will concentrate our assets in Asset-Backed Finance Assets. Because a significant amount of the Company’s aggregate capital may be invested in a single Asset-Backed Finance Asset, a loss with respect to such Asset-Backed Finance Asset could have a significant adverse impact on the Company’s capital.

While diversification is an objective of the Company’s business strategy, there is no assurance as to the degree of diversification that will actually be achieved in the Company’s assets. Because a significant amount of the Company’s aggregate capital may be invested in a single Asset-Backed Finance Asset (and also a significant amount in connection with a financing transaction (including loan guarantees) intended to be repaid within 12 months or less entered into between the Company and an Asset-Backed Finance Asset on an interim basis pending the expected refinancing, satisfaction or sale of such financing to another person or entity in connection with, or in order to facilitate, the consummation of the Company’s acquisition of such Asset-Backed Finance Asset (each a “Bridge Financing”) or with cost overruns) a loss with respect to such Asset-Backed Finance Asset could have a significant adverse impact on the Company’s capital. To the extent that the Company acquires more than one Asset-Backed Finance Asset partnering with a single operational management team or other acquisition of an Asset-Backed Finance Asset consisting of multiple assets or operating businesses, a series of related transactions, joint ventures or similar arrangements (“Joint Venture”) in one or more Asset-Backed Finance Assets which is both (i) designated as a Programmatic Acquisition for purposes of the LLC Agreement by the Operating Manager, either at the time of the applicable acquisition or thereafter in connection with a subsequent acquisition that will comprise part of such Programmatic Acquisition; and (ii) made in connection with a programmatic Joint Venture, platform Joint Venture, series Joint Venture, asset acquisition/build up strategy and/or other operating platform, arrangement, company or business established in connection with developing, sourcing or operating opportunities. For the avoidance of doubt, Programmatic Acquisitions may include: (a) multiple ventures or platforms investing in the same asset-backed finance industry segment, (b) portfolios of Asset-Backed Finance Assets that are related or in the same asset-backed finance industry segment, (c) multiple ventures or platforms with the same operating or developer partner investing in different asset-backed finance industry segments and (d) portfolios of Asset-Backed Finance Assets which are part of the same investment strategy (“Programmatic Acquisition”), such concentration will be more pronounced.

Because Apollo has developed expertise in certain core industries, the Company’s assets could be concentrated in one or more of such industries. Moreover, the Company’s assets and the acquisitions will be concentrated within the asset-backed finance sector. Concentration of acquisitions in an industry, sector, security or geographic region will make the Company’s holdings more susceptible to fluctuations in value resulting from adverse economic and business conditions in those industries, sectors, securities or geographic regions. The risk of loss on the Company’s assets is likely to be increased as a result of such concentration. If the Company co-invests with private equity, credit or real asset funds, including other Apollo Clients, a Shareholder invested in such other vehicle could have exposure to an Asset-Backed Finance Asset through more than one vehicle. Further, the Operating Manager may determine that there are exceptions to the aforementioned limitations (i) for payments made under, or required by, any non-recourse carve out guarantees, completion guarantees, equity commitment letters, environmental indemnities, hedging guarantees or guarantees made in order to facilitate or finance acquisitions, including in respect of customary key principal, “bad acts” or other performance-related matters, or (ii) in the event the Company has procured the binding commitment of one or more persons, including other Apollo Clients and/or Co-Investors, to acquire a portion of the Company’s interest. The Operating Manager will designate, in its discretion, whether a series of transactions constitutes a single holding for purposes of the limitations described in the LLC Agreement.

To the extent there is a downturn affecting a country, region or asset type in which the Company’s holdings are concentrated, this could increase the risk of defaults, reduce the amount of payments the Company receives on its assets and, consequently, could have an adverse impact on the Company’s financial condition and results and its ability to make distributions.

Because the Company is likely to make a limited number of acquisitions through its subsidiaries and such acquisitions generally will involve a high degree of risk, poor performance by even a single asset could severely affect the total returns to Shareholders. It is not reasonable to expect all of the Company’s assets to perform well or even return capital; accordingly, for the Company to achieve above-average returns, at least one or a few of its assets must significantly exceed performance expectations. There are no assurances that such performance returns will be achieved.

The Company will be able to make acquisitions in the most junior levels of an Asset-Backed Finance Asset’s capital structure and, therefore, relative to other investors in the Asset-Backed Finance Asset, may be subject to the greatest risk of loss, including, in certain circumstances, as a result of events not related directly to the Asset-Backed Finance Asset itself. Further, in circumstances where the Operating Manager intends to refinance all or a portion of the capital in a future acquisition, there will be a risk that such refinancing may not be completed, which could lead to increased risk as a result of the Company having an unintended long-term interest as to a portion of the amount invested and/or reduced diversification.

The Company’s holdings could include Asset-Backed Finance Assets based in, or companies that conduct all or a large portion of their operations in countries outside North America and Europe, and such countries could have a short history as market economies. Loans to companies or acquisitions of assets or companies in such countries could entail a higher risk than loans to companies or acquisitions of assets or companies with operations or assets wholly or substantially within North America or Europe. Particular risks associated with assets based in, or companies that conduct all or a large portion of their operations in countries outside, North America and Europe include changes in exchange control regulations, political and social instability, government expropriation, imposition of unanticipated taxes, illiquid markets and limited information, high transaction costs, limited government supervision of exchanges, brokers and companies, complex or undeveloped insolvency laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Our Asset-Backed Finance Assets may also be impacted by interest rate fluctuations which may be beyond the control of the Company.

General fluctuations in the market prices of securities and interest rates may affect the value of the assets that will be held by the Company. Volatility and instability in the securities markets may also increase the risks inherent in the Company’s assets. The ability of companies, businesses or Asset-Backed Finance Assets in which the Company may acquire to refinance debt securities and/or other financial instruments may depend on their ability to sell new securities and/or debt instruments in the high-yield debt or bank financing markets, which may be difficult to access at favorable rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed-rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. The Company may experience increased interest rate risk to the extent it acquires, if at all, lower-rated instruments, debt instruments with longer maturities, debt instruments paying no interest (such as zero coupon debt instruments) or debt instruments paying non-cash interest in the form of other debt instruments.

The Company faces risks by originating loans if then unable to sell, assign or close transactions for that loan.

The Company’s strategy may include the origination of loans, including secured and unsecured notes, senior and second lien loans, mezzanine loans and other similar instruments. From time to time, the Company may offer participations in and/or assignments or sales of loans (or interests therein) to other Apollo Clients or sales of loans (or interests therein) to third parties, in either case that the Company has originated or purchased; provided that there is no assurance that the Company will complete the sale of such an instrument. See also “—Risks Related to our Company and an Investment in our Shares—Our Asset-Backed Finance Assets may not achieve our business objectives or generate returns for Shareholders” and “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” herein. In the event of such an offer to other Apollo Clients, the price of the participation, assignment or sale will not be set by the Operating Manager or the Company, but rather will be established based on third-party valuations. Further, the decision by any Apollo Client to accept or reject the offer may be made by a party independent of the Operating Manager, such as an independent third-party valuation firm or the independent directors of such Apollo Client, if any, or an advisory or credit committee composed of individuals who are not affiliated with Apollo. In determining the target amount to allocate to a particular loan origination, the Company may take into consideration the fact that it may sell, assign or offer participations in such investment to third parties as described above. If the Company is unable to sell, assign or successfully close transactions for the loans that it originates, the Company will be forced to hold its interest in such loans until such time as it can be disposed. This could result in the Company’s assets being over-concentrated in certain borrowers. Loan origination presents special tax considerations for the Company and its Shareholders, including potentially generating ECI for non-U.S. Series II Shareholders that are ECI-sensitive. Series II Shareholders are expected to hold originated loans through a “blocker” vehicle taxable as a corporation for U.S. federal income tax purposes and one or more REIT Subsidiaries (as defined below). See “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person.”

Being a control person in a company may give rise to increased risk of liability for the Company and the Operating Manager, which could adversely affect a portion of our assets.

The Company is expected to have controlling interests in a number of its Asset-Backed Finance Assets. The fact that the Company or the Operating Manager exercises control or exerts influence (or merely has the ability to exercise control or exert influence) over an issues may give rise to risks of liability (including under various theories of parental liability and piercing the corporate veil doctrines) for, among other things, personal injury and/or property or environmental damage claims arising from an accident or other unforeseen event, product defects, employee benefits (including pension and other fringe benefits), failure to supervise management, violation of laws and governmental regulations (including securities laws, anti-trust laws, employment laws, insurance laws, anti-bribery (and other anti-corruption laws)) and other types of liability for which the limited liability characteristic of business ownership and the Company itself (and the limited liability structures that may be utilized by the Company in connection with its ownership of Asset-Backed Finance Assets or otherwise) may be ignored or pierced, as if such limited liability characteristics or structures did not exist for purposes of the application of such laws, rules, regulations and court decisions. These risks of liability may arise pursuant to U.S. and non-U.S. laws, rules, regulations, court decisions or otherwise (including the laws, rules, regulations and court decisions that apply in jurisdictions in which an issuer or its subsidiaries are organized, headquartered or conduct business). Such liabilities may also arise to the extent that any such laws, rules, regulations or court decisions are interpreted or applied in a manner that imposes liability on all persons that stand to economically benefit (directly or indirectly) from ownership of Asset-Backed Finance Assets, even if such persons do not exercise control or otherwise exert influence over such issuers (e.g., Shareholders). Lawmakers, regulators and plaintiffs have recently made (and may continue to make) claims along the lines of the foregoing, some of which have been successful. If these liabilities were to arise with respect to the Company or its Asset-Backed Finance Assets, the Company might suffer significant losses and incur significant liabilities and obligations. The having or exercise of control or influence over an issuer could expose the assets of the Company, its Shareholders, the Operating Manager and their respective affiliates to claims by such issuer, its security holders and creditors and regulatory authorities or other bodies. While the Operating Manager intends to manage the Company to minimize exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether such laws, rules, regulations or court decisions will be expanded or otherwise applied in a manner that is adverse to the Asset-Backed Finance Assets, the Company, and its Shareholders. Moreover, it is possible that, when evaluating a potential asset, the Operating Manager may choose not to pursue or consummate the acquisition of such asset, if any of the foregoing risks may create liabilities or other obligations for any of the Company, the Operating Manager or any of their respective affiliates, the Asset-Backed Finance Assets, partners or employees.

There is no restriction on credit quality for Company acquisitions of debt instruments and the amount and timing of payments with respect to loans are not guaranteed, which may cause losses.

The Company may, in certain circumstances, acquire Asset-Backed Finance Assets, other debt instruments or convertible debt securities in connection with acquisitions in equity or equity-related securities (including as additional investments) or may make debt acquisitions, which could take into account leverage incurred in connection with such acquisitions, comparable to equity or equity-related securities. Such debt may be unsecured and structurally or contractually subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured. Moreover, such debt acquisitions may not be protected by financial covenants or limitations upon additional indebtedness and there is no minimum credit rating for such debt acquisitions. Other factors may materially and adversely affect the market price and yield of such debt acquisitions, including investor demand, changes in the financial condition of the applicable issuer, government fiscal policy and domestic or worldwide economic conditions. Certain debt instruments which the Company may acquire may have speculative characteristics. A secured debt acquisition is subject to the same risks as the underlying asset securing the debt.

There are no restrictions on the credit quality of the potential acquisitions of the Company. Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an acquisition in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While the Company may give some consideration to ratings, ratings may not be indicative of the actual credit risk of the Company’s assets in rated instruments.

Generally, acquisitions in speculative securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal. The issuers of such instruments (including sovereign issuers) may face significant ongoing uncertainties and exposure to adverse conditions that may undermine the issuer’s ability to make timely payment of interest and principal. Such instruments are regarded as predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, an economic recession could severely disrupt the market for most of these instruments and may have an adverse impact on the value of such instruments. It also is likely that any such economic downturn could adversely affect the ability of the issuers of such instruments to repay principal and pay interest thereon and increase the incidence of default for such instruments.

The Company’s portfolio, held indirectly through its subsidiaries, will include loans, which may be non-performing and possibly in default. Furthermore, the obligor and/or relevant guarantor may also be in bankruptcy or liquidation. There can be no assurance as to the amount and timing of payments with respect to such loans. Although the Operating Manager will attempt to manage these risks, there can be no assurance that these investments will increase in value or that the Company will not incur significant losses. The Operating Manager anticipates that several of the Company’s assets will incur losses.

Acquiring Asset-Backed Finance Assets puts us at risk of any adverse changes of those assets.

The Asset-Backed Finance Assets which the Company acquires could deteriorate as a result of, among other factors, an adverse development in their business, a change in their competitive environment, or an economic downturn. As a result, Asset-Backed Finance Assets that the Company may have expected to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive positions or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of the Company’s strategy and approach will depend, in part, on the ability of the Company to effect improvements in the operations of the Asset-Backed Finance Assets and/or recapitalize their balance sheets. The activity of identifying and implementing operating improvements and/or recapitalization programs at the Asset-Backed Finance Assets entails a high degree of uncertainty. There can be no assurance that the Company will be able to successfully identify and implement such operating improvements and/or recapitalization programs. In addition, the Company may cause its Asset-Backed Finance Assets to bear certain fees, costs and expenses that the Company would otherwise bear, including the fees, costs and expenses incurred in developing, investigating, negotiating, structuring or consummating the Company’s or any other acquisitions of such Asset-Backed Finance Assets. For example, the Operating Manager may cause such Asset-Backed Finance Assets to bear the fees, costs and expenses that are incurred in connection and concurrently with the acquisition of such Asset-Backed Finance Assets and such other fees, costs and expenses that may otherwise be treated as Operating Expenses.

The payment of such fees, costs and expenses by such Asset-Backed Finance Assets may reduce the amount of cash that the Asset-Backed Finance Assets have on hand.

The Company faces risks associated with opportunities in loans secured by real estate.

The Company will acquire (indirectly through its subsidiaries) loans secured by real estate, and may, as a result of default, foreclosure or otherwise, hold real estate assets it was not otherwise expecting to hold. Real estate historically has experienced significant fluctuations and cycles in performance that may result in reductions in the value of the Company’s opportunities. The Company may be subject to the varying degrees of risk generally incident to ownership and operations of the properties to which the Company will be exposed and which collateralize or support its investments. Of particular concern may be those environmental risks provided by mortgaged properties that are, or have been, the site of manufacturing, industrial or disposal activity. Such environmental risks may give rise to a diminution in the value of property (including real property securing any platform) or liability for cleanup costs or other remedial actions, which liability could exceed the value of such property or the principal balance of the related Company investment. In certain circumstances, a lender may choose not to foreclose on contaminated property rather than risk incurring liability for remedial actions.

The ultimate performance and value of the Company’s real estate-related instruments depend upon, in large part, the Company’s ability to operate each such instrument so that it provides sufficient cash flows necessary to pay the Company’s equity investment and a return on such investment, or to pay interest and principal due to the Company or a lender. Revenues and cash flows may be adversely affected by:

•	changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;

•	government regulation including taking or condemnation losses and limitations on rent, such as rent control and rent stabilization;

•	competition from other properties and changes in the supply and demand for competing properties in an area;

•	fluctuations in building occupancy and the financial resources of tenants;

•

changes in interest rates and in the state of the debt and equity capital markets, particularly the availability of debt financing which may render the sale or refinancing of properties difficult or impracticable;

•	the ongoing need for capital improvements, particularly in older buildings;

•	changes in real estate tax rates and other operating expenses;

•

adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes, hurricanes, floods, fires and other natural disasters, acts of war or terrorism, which may decrease the availability of or increase the cost of insurance or result in uninsured losses;

•	adverse changes in zoning laws;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	the impact of lawsuits which could cause the Company to incur significant legal expenses and divert management’s time and attention from day-to-day operations of the Company; and

•	other adverse factors that are beyond the Company’s control.

In the event that any of the Company’s investments experience any of the foregoing events or occurrences, the value of, and return on, such investments would be negatively impacted.

The Company faces risks associated with acquiring commercial mortgage-backed securities.

The Company’s subsidiaries may invest in CMBS and other mortgage-backed securities (“MBS”), including subordinated tranches of such securities. The value of CMBS will be influenced by factors affecting the value of the underlying real estate portfolio, and by the terms and payment histories of such CMBS.

Some or all of the CMBS contemplated to be acquired by the Company may not be rated, or may be rated lower than investment-grade securities, by one or more nationally recognized statistical rating organizations. Lower-rated or unrated CMBS, or “B-pieces,” have speculative characteristics and can involve substantial financial risks as a result. The prices of lower credit quality securities have been found to be less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic or real estate market conditions or individual issuer concerns. Securities rated lower than “B” by the rating organizations can be regarded as having extremely poor prospects of ever attaining any real investment standing and may be in default. Existing credit support and the owner’s equity in the property may be insufficient to protect the Company from loss. As an investor in subordinated CMBS in particular, the Company will be first in line among debt holders to bear the risk of loss from delinquencies and defaults experienced on the collateral.

The Company may acquire subordinated tranches of CMBS issuances. In general, subordinated tranches of CMBS are entitled to receive repayment of principal only after all principal payments have been made on more senior tranches and also have subordinated rights as to receipt of interest distributions. Such subordinated tranches are subject to a greater risk of nonpayment than are senior tranches of CMBS or CMBS backed by third party credit enhancement. In addition, an active secondary market for such subordinated securities is not as well developed as the market for certain other MBS. Accordingly, such subordinated CMBS may have limited marketability and there can be no assurance that a more efficient secondary market will develop.

The value of CMBS and other MBS in which the Company may invest generally will have an inverse relationship with interest rates. Accordingly, if interest rates rise, the value of such securities will decline. In addition, to the extent that the mortgage loans which underlie specific MBS are prepayable, the value of such mortgage securities may be negatively affected by increasing prepayments, which generally occur when interest rates decline.

CMBS and MBS often are structured so that a substantial portion of the loan principal is not amortized over the loan term but is payable at maturity and repayment of the loan principal, and thus, often depends upon the future availability of real estate financing from the existing or an alternative lender and/or upon the current value and salability of the real estate. Therefore, the unavailability of real estate financing may lead to default. Many commercial mortgage loans underlying MBS are effectively nonrecourse obligations of the borrower, meaning that there is no recourse against the borrower’s assets other than the collateral. If borrowers are not able or willing to refinance or dispose of encumbered property to pay the principal and interest owed on such mortgage loans, payments on the subordinated classes of the related MBS are likely to be adversely affected. The ultimate extent of the loss, if any, to the subordinated classes of MBS may only be determined after a negotiated discounted settlement, restructuring or sale of the mortgage note, or the foreclosure (or deed in lieu of foreclosure) of the mortgage encumbering the property and subsequent liquidation of the property. Foreclosure can be costly and delayed by litigation and/or bankruptcy. Factors such as the property’s location, the legal status of title to the property, its physical condition and financial performance, environmental risks, and governmental disclosure requirements with respect to the condition of the property may make a third party unwilling to purchase the property at a foreclosure sale or to pay a price sufficient to satisfy the obligations with respect to the related MBS. Revenues from the assets underlying such MBS may be retained by the borrower and the return on investment may be used to make payments to others, maintain insurance coverage, pay taxes or pay maintenance costs. Such diverted revenue is generally not recoverable without a court-appointed receiver to control collateral cash flow.

The Company faces risks associated with acquiring residential mortgage-backed securities.

The Company, through its subsidiaries, may invest certain of its assets in residential mortgage-backed securities (“RMBS”) and become holders of RMBS. Holders of RMBS bear various risks, including credit, market, interest rate, structural and legal risks. RMBS represent interests in pools of residential mortgage loans secured by residential mortgage loans. Such loans may be prepaid at any time. Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized and the securities issued in such securitization may be guaranteed or credit enhanced. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the area where the related mortgaged property is located, the borrower’s equity in the mortgaged property and the financial circumstances of the borrower. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.

At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. In addition, the residential mortgage loans may include so-called “Jumbo” mortgage loans, having original principal balances that are higher than is generally the case for residential mortgage loans. As a result, such a portfolio of RMBS could experience increased losses.

Each underlying residential mortgage loan in an issue of RMBS may have a balloon payment due on its maturity date. Balloon residential mortgage loans involve a greater risk to a lender than self-amortizing loans, because the ability of a borrower to pay such amount will normally depend on its ability to obtain refinancing of the related mortgage loan or sell the related mortgaged property at a price sufficient to permit the borrower to make the balloon payment, which will depend on a number of factors prevailing at the time such refinancing or sale is required, including the strength of the residential real estate markets, tax laws, the financial situation and operating history of the underlying property, interest rates and general economic conditions. If the borrower is unable to make such balloon payment, the related issue of RMBS may experience losses.

Prepayments on the underlying residential mortgage loans in an issue of RMBS will be influenced by the prepayment provisions of the related mortgage notes and may also be affected by a variety of economic, geographic and other factors, including the difference between the interest rates on the underlying residential mortgage loans (giving consideration to the cost of refinancing) and prevailing mortgage rates and the availability of refinancing. In general, if prevailing interest rates fall significantly below the interest rates on the related residential mortgage loans, the rate of prepayment on the underlying residential mortgage loans would be expected to increase. Conversely, if prevailing interest rates rise to a level significantly above the interest rates on the related mortgages, the rate of prepayment would be expected to decrease. Prepayments could reduce the yield received on the related issue of RMBS.

Residential mortgage loans in an issue of RMBS may be subject to various federal and state laws, public policies and principles of equity that protect consumers, which among other things may regulate interest rates and other charges, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information and regulate debt collection practices. Violation of certain provisions of these laws, public policies and principles may limit the servicer’s ability to collect all or part of the principal of or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and sanctions. Any such violation could result also in cash flow delays and losses on the related issue of RMBS.

RMBS may have structural characteristics that distinguish them from other asset-backed securities. The rate of interest payable on RMBS may be set or effectively capped at the weighted average net coupon of the underlying mortgage loans themselves. As a result of this cap, the return to investors is dependent on the relative timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. The Servicemembers Civil Relief Act of 2003 provides relief for soldiers and members of the reserve called to active duty by capping the interest rates on their mortgage loans at 6% per annum. Certain RMBS may provide for the payment of only interest for a stated period of time.

In addition, structural and legal risks of RMBS include the possibility that, in a bankruptcy or similar proceeding involving the originator or the servicer (often the same entity or affiliates), the assets of the issuer could be treated as never having been truly sold by the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer. Challenges based on such doctrines could result also in cash flow delays and losses on the related issue of RMBS.

Bankruptcy-related reorganizations can be contentious and adversarial. It is by no means unusual for participants to use the threat of, as well as actual, litigation as a negotiating technique. The Operating Manager anticipates that during the term of the Company, the Operating Manager and the Company may be named as defendants in civil proceedings. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company or the relevant investment and would reduce net assets.

It is not expected that RMBS will be guaranteed or insured by any governmental agency or instrumentality or by any other person, although the Company will be permitted to invest in direct obligations of, or that are fully guaranteed as to principal and interest by, the United States or certain instrumentalities thereof. Distributions on RMBS will depend solely upon the amount and timing of payments and other collections on the related underlying mortgage loans.

We may face risks associated with purchasing participation interests in debt instruments.

The Company may purchase participation interests in debt instruments which do not entitle the holder thereof to direct rights against the obligor. Participations held by the Company’s subsidiaries in a seller’s portion of a debt instrument typically result in a contractual relationship only with such seller, not with the obligor. The Company will have the right to receive payments of principal, interest and any fees to which it is entitled only from the seller and only upon receipt by such seller of such payments from the obligor. In connection with purchasing participations, the Company generally will have no right to enforce compliance by the obligor with the terms of the related loan agreement, nor any rights of set-off against the obligor and the Company may not directly benefit from the collateral supporting the debt instrument in which it has purchased the participation. As a result, the Company will assume the credit risk of both the obligor and the seller selling the participation. In the event of the insolvency of such seller, the Company may be treated as a general creditor of such seller, and may not benefit from any set-off between such seller and the obligor. When the Company holds a participation in a debt instrument it may not have the right to vote to waive enforcement of any restrictive covenant breached by an obligor or, if the Company does not vote as requested by the seller, it may be subject to repurchase of the participation at par. Sellers voting in connection with a potential waiver of a restrictive covenant may have interests different from those of the Company, and such selling institutions may not consider the interests of the Company in connection with their votes.

Our business may be affected by prepayment risk.

The frequency at which prepayments (including voluntary prepayments by obligors and accelerations due to defaults) occur on bonds and loans will be affected by a variety of factors, including the prevailing level of interest rates and spreads, as well as economic, demographic, tax, social, legal and other factors. Generally, obligors tend to prepay their fixed-rate obligations when prevailing interest rates fall below the coupon rates on their obligations. Similarly, floating rate issuers and borrowers tend to prepay their obligations when spreads narrow.

In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster than anticipated prepayments. Since many fixed-rate obligations will be premium instruments when interest rates and/or spreads are low, such debt instruments and Asset-Backed Finance Assets may be adversely affected by changes in prepayments in any interest rate environment.

The adverse effects of prepayments may impact the Company’s holdings in two ways. First, particular instruments may experience outright losses, as in the case of an interest-only instrument in an environment of faster actual or anticipated prepayments. Second, particular instruments may underperform relative to hedges that the Operating Manager may have constructed for these assets, resulting in a loss to the Company’s overall portfolio. In particular, prepayments (at par) may limit the potential upside of many instruments to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss.

If a REIT Subsidiary does not qualify as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability.

The Company expects to hold a portion of its investments through one or more entities electing to be treated as real estate investment trusts (“REITs”) within the meaning of Section 856 of the Code for U.S. federal income tax purposes (each, a “REIT Subsidiary,” and collectively the “REIT Subsidiaries”). However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize the REIT status of any REIT Subsidiary. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for a REIT Subsidiary to qualify as a REIT. If a REIT Subsidiary fails to qualify as a REIT in any tax year, then:

•

it would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on its taxable income at regular corporate income tax rates; any resulting tax liability could be substantial and could have an adverse effect on the value of our Shares;

•

unless it is entitled to relief under applicable statutory provisions, it would be required to pay taxes, and thus, its cash available for distribution to stockholders would be reduced for each of the years during which it did not qualify as a REIT and for which it had taxable income; and

•	it generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

For a REIT Subsidiary to maintain its REIT status, it may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, a REIT Subsidiary generally must distribute annually to its stockholders a minimum of 90% of its net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. A REIT Subsidiary will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, a REIT Subsidiary will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by it in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from previous years. If a REIT Subsidiary does not have sufficient cash to make distributions necessary to preserve its REIT status for any year or to avoid taxation, it may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Certain REIT Subsidiary investments will be held through taxable REIT subsidiaries, which are subject to corporate tax and other restrictions.

A taxable REIT subsidiary is fully subject to federal, state and local income tax at regular corporate rates. A REIT Subsidiary may engage in transactions with one or more taxable REIT subsidiaries. If amounts paid for services by a REIT Subsidiary to a taxable REIT subsidiary are determined to be not at arms-length, the difference between the amount paid and the fair value of the transaction will be subject to a 100% tax.

The charter of a REIT Subsidiary will not permit any person or group to own more than 9.8% of its outstanding common stock or of its outstanding capital stock of all classes or series, and accordingly, acquisitions of Shares of the Company that would result in a violation of the foregoing would not be effective without an exemption.

For a REIT Subsidiary to qualify as a REIT under the Code, not more than 50% of the value of its outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. The charter of any REIT Subsidiary will prohibit beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of its outstanding common stock or 9.8% in value of its outstanding capital stock of all classes or series, which is referred to as the “ownership limit.” The constructive ownership rules under the Code and a REIT Subsidiary’s charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of a REIT Subsidiary’s outstanding common stock or capital stock by a person could cause another person to own constructively in excess of 9.8% of its outstanding common stock or capital stock, respectively, and thus violate the ownership limit. There can be no assurance that a REIT Subsidiary’s board of directors, as permitted in its charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of a REIT Subsidiary’s common stock or capital stock in excess of the ownership limit without the consent of its board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void. Any exemptions to the ownership limit a REIT Subsidiary grants may limit the power of its board of directors to increase the ownership limit or grant further exemptions in the future. Additionally, owners of our Shares will be treated as owning the common stock and/or capital stock of any REIT Subsidiary, and accordingly, our Shares will be subject to similar rules and restrictions.

Due to different accounting and other standards, the Company may be presented with information that is less reliable and less sophisticated than GAAP principles would allow for, which would adversely affect our business.

Accounting, financial, auditing and other reporting standards, practices and disclosure requirements that are not equivalent to GAAP, may differ in fundamental ways. Accordingly, information available to the Company that is not consistent with GAAP including both general economic and commercial information and information concerning specific Asset-Backed Finance Assets, may be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, the Company’s due diligence and reporting activities. Assets and profits appearing on the financial statements of an Asset-Backed Finance Asset may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Even for financial statements prepared in accordance with GAAP, the accounting entries and adjustments may not reflect economic reality and actual value.

Furthermore, for an Asset-Backed Finance Asset that keeps accounting records in a currency other than U.S. dollars, inflation accounting rules in certain markets require, for both tax and accounting purposes, that certain assets and liabilities be restated on the Asset-Backed Finance Asset’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data of prospective investments may be materially affected by restatements for inflation and may not accurately reflect actual value. Accordingly, the Company’s ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.

Some Asset-Backed Finance Asset acquisitions occur on an expedited basis which may result in limited financial information being available, and limited time to conduct analysis.

Investment analyses and decisions by the Operating Manager will often be undertaken on an expedited basis in order for the Company to take advantage of acquisition opportunities. In such cases, the information available to the Operating Manager at the time of an acquisition decision may be limited, and the Operating Manager may not have access to the detailed information necessary for a full evaluation of the opportunity. In addition, the financial information available to the Operating Manager may not be accurate or provided based upon accepted accounting methods. The Operating Manager will rely upon consultants or advisors in connection with the evaluation of proposed acquisitions. There can be no assurance that these consultants or advisors will accurately evaluate such acquisitions.

We may need to incur financial leverage to be able to achieve our business objectives. We cannot guarantee the availability of such financing.

Borrowing money to partially or wholly purchase Asset-Backed Finance Assets could provide the Company with the opportunity for greater capital appreciation but, at the same time, will increase the Company’s exposure to capital and interest rate risk and higher expenses. The terms and cost of such borrowing will be dependent on market conditions and could involve one or more types of financing, including without limitation, asset-based financing, repurchase agreements, securities lending, and/or prime brokerage financing, including margin lending. See “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Asset-Backed Finance Asset and this may increase the exposure of such Asset-Backed Finance Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” below. If the then-current assets of the Company are not sufficient to pay the principal of, and interest on, the debt when due, or if the Company breaches any covenant or any other obligation with respect to such borrowing, then the Company could sustain a total loss of its Asset-Backed Finance Assets.

The success of the Company depends on our ability to navigate the acquisitions and competition of the market. It is possible that competition for appropriate acquisition opportunities may increase, thus reducing the number of opportunities available to the Company and adversely affecting the terms, including pricing, upon which Asset-Backed Finance Assets can be acquired.

There is currently, and will continue to be, competition for acquisition opportunities by vehicles, with objectives and strategies similar to the Company’s objectives and strategies, as well as by private equity funds, business development companies, strategic investors, hedge funds and others. See “—Due to conflicts between Apollo or its affiliates and the Company regarding allocation of acquisition opportunities, there is no guarantee that the Company will participate in specific Apollo opportunities, which may harm the Company’s performance.” Some of these competitors may have more relevant experience, greater financial, technical, marketing and other resources, more personnel, higher risk tolerances, different risk assessments, lower return thresholds, lower cost of capital, access to funding sources unavailable to the Company and a greater ability to achieve synergistic cost savings in respect of an investment other than the Company, the Operating Manager, Apollo and each of their respective affiliates. It is possible that competition for appropriate acquisition opportunities may increase, thus reducing the number of opportunities available to the Company and adversely affecting the terms, including pricing, upon which acquisition of Asset-Backed Finance Assets can be made. Such competition is particularly acute with respect to participation by the Company in auction proceedings. To the extent that the Company encounters competition for acquisitions, returns to Shareholders may decrease, including as a result of significant fees and expenses identifying, investigating and attempting to acquire potential assets that the Company does not ultimately acquire, including fees and expenses relating to due diligence, travel and related expenses.

Based on the foregoing, there can be no assurance that the Company will be able to identify or consummate acquisitions that satisfy the Company’s rate of return objectives or realize upon their values, or that the Company will be able to invest fully its committed capital. The success of the Company will depend on the Operating Manager’s ability to identify suitable acquisitions, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of Asset-Backed Finance Assets.

Credit facilities may impose limitations on our business, such as caps on borrowings, or result in the Company being liable for borrowings of another party to a transaction.

The Company and/or the Series are expected to obtain one or more net asset value credit facilities in order to (i) facilitate acquisitions, financings or dispositions by the Company and Asset-Backed Finance Assets, (ii) fund Organizational and Offering Expenses, Operating Expenses, Management Fees, placement fees or other obligations of the Company (including to facilitate the making of distributions, including Performance Fee distributions) or Asset-Backed Finance Assets, (iii) to conduct Share Repurchases under the Repurchase Plan or (iv) otherwise carry out the activities of the Company. There is no guarantee the Company will obtain any such credit facilities on favorable terms or at all. If the Company obtains a credit facility, it is generally expected that the Company’s interim capital needs would be satisfied through borrowings by the Company under the credit facility, including those used to pay interest on credit facilities. Credit facilities are utilized by operating companies for various purposes, including to bridge the time between the closing of an investment and the receipt of proceeds from periodic subscriptions, to make distributions and for broader cash management purposes. From the shareholders’ perspective, such facilities can smooth cash flows. In addition, such facilities permit the Company to have ready access to cash in the event short-term funding obligations (e.g., margin requirements) arise, which allows for efficient cash management (as opposed to holding larger cash reserves).

Borrowings by the Company or its operating entities or other subsidiaries also may, in whole or in part, be directly or indirectly secured by the Company’s assets.

For the avoidance of doubt, neither the foregoing restrictions pertaining to borrowings and guarantees nor the Company’s investment limitations, if any, will apply to, or prevent the Company from entering into (a) any non-recourse asset-based financing or (b) agreements to indemnify or provide funds in the event of breaches of contractual provisions by the Company, its subsidiaries or its acquisitions (whether such agreement to provide funds is described as a guarantee, performance undertaking or otherwise). Any funded guarantees of indebtedness or other obligations of Asset-Backed Finance Assets or such other entities will only be included with the interests of the Company in the relevant acquisition for purposes of measuring the Company’s limitations, if any, to the extent determined by the Operating Manager.

There are no limitations under the LLC Agreement on the time any borrowings or guarantees by the Company under a credit facility may remain outstanding, and the interest expense and other fees, costs and expenses of or related to any borrowings or guarantees by the Company will be Operating Expenses and, accordingly, will decrease net returns of the Company.

As the Operating Manager determines, in its discretion, lenders or other providers of financing to the Company or its potential assets, operating entities or other subsidiaries can include Apollo, Apollo Clients or any of their respective affiliates or existing or potential Asset-Backed Finance Assets, and could take the form of stapled or seller financing to Asset-Backed Finance Assets that are the subject of a disposition. Any such transactions will give rise to conflicts of interest between Apollo or the relevant financing provider, on the one hand, and the Company, on the other hand; however, subject to the Operating Manager’s policies and procedures then in effect and the terms of the LLC Agreement, such transactions generally will not require the approval of the Board or consent of the Shareholders.

It is possible that a counterparty, lender or other unaffiliated participant in credit facilities (or otherwise in connection with the acquisition of Asset-Backed Finance Assets) requires or desires to face only one entity or group of entities, which may result in (i) the Company and/or an Asset-Backed Finance Asset being solely liable with respect to such third party for such other entities’ share of the applicable obligation or (ii) the Company or such Asset-Backed Finance Asset being jointly and severally liable for the full amount of such applicable obligation. Such arrangements may result in the Company and such third party or third parties (which could include Apollo, its affiliates or other Apollo Clients) entering into, participating in or applying a back-to-back or other similar reimbursement arrangement (and in most circumstances, especially where there are back-to-back or other similar reimbursement obligations, the Company and/or such third parties, as applicable, would not be compensated (or provide compensation to the other) for being primarily liable to, contributing amounts in excess of its pro rata share to or otherwise directly contracting with such counterparty, lender or other unaffiliated participant) which also could include provisions intended to mitigate certain impacts that may arise with respect to the primary obligor, which could be the Company or Apollo, its affiliates or another Apollo Client (e.g., any reduction in the borrowing base of the Company, as the primary obligor attributable to credit support attributable to Apollo, its affiliates or one or more other Apollo Clients that are indirect obligors) relating to a reduction in its borrowing base under a credit facility. If the Company enters into any such arrangements with Apollo, its affiliates or one or more other Apollo Clients, it will be subject to the counterparty risk of Apollo, its affiliates or the other Apollo Clients involved, including, without limitation, the risk of a default or delay in the performance of Apollo, its affiliates or such other Apollo Client’s obligations. The foregoing arrangements will arise in connection with Co-Investments, in particular where a counterparty transacts with a single entity resulting in the Company having to enter into back-to-back arrangements with Co-Investors or a co-investment vehicle. Although the Operating Manager will, in good faith, allocate the related repayment obligations and other related liabilities arising out of such credit facilities among the foregoing (to the extent applicable), the alternative investment vehicles of the Company will, in such circumstance, be subject to each other’s credit risk, as well as the credit risk of such Asset-Backed Finance Assets. In such situations it is not expected that the Company and/or such Asset-Backed Finance Asset would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third-party counterparty, and even where the Company incurs primary liability and Apollo, its affiliates or other Apollo Clients participate in such obligation by virtue of sharing arrangements, a portion of any guarantee or other similar fees paid to the Company likely would be shared with Apollo, its affiliates or the applicable other Apollo Client(s), despite the incremental risk taken on by the Company.

The Operating Manager may be subject to conflicts of interest in allocating such repayment obligations and other related liabilities. As stated above, the Company is authorized to make permanent borrowings utilizing a credit facility or other forms of leverage, whereby the Company borrows money with no intention at the time of the borrowing to repay it using capital contributions for any purpose, including the making of equity, debt or other assets, even if the asset is initially being permanently levered using a credit facility but ultimately replaced in whole or in part with other forms of permanent financing. Such forms of permanent leverage could be used in addition to or in lieu of asset-level financing in connection with the acquisition, financing or realization (in whole or in part) of an asset. This could result in the capital structures of Asset-Backed Finance Asset being structured or managed in a way that utilizes permanent forms of financing (such as permanent borrowings under a credit facility) where such forms of financing are not necessarily required in connection with the acquisition or other activity with respect to the Asset-Backed Finance Asset. The LLC Agreement will only impose a percentage cap on the amount of cash borrowings (excluding for the avoidance of doubt, obligations that do not involve borrowings for money, such as certain derivative transactions) that are recourse to the applicable Series. The Operating Manager will, in its discretion, determine whether and to what extent a borrowing is “recourse” to the applicable Series (and could determine to count such borrowing or indebtedness for purposes of such cap only to the extent that it is so secured), and will be subject to conflicts of interest in making such determination given that, among other things, if a borrowing is not deemed to be recourse to such Series then it will not count towards the aforementioned cap on borrowings at such Series level or be subject to certain of the limitations applicable to investments across the capital structure (including in different levels thereof) of Asset-Backed Finance Assets. Furthermore, it is possible that an Affiliated Service Provider could earn Other Fees in connection with the structuring, placement or syndication of any such credit facility or other fund-level financing.

At any time, the Operating Manager has the ability to cause the Company and/or related entities, including subsidiaries and intermediate entities or special purpose vehicles that have been or will be formed for the purpose of holding one or more Asset-Backed Finance Assets (“SPVs”), including newly formed entities, to enter into “NAV” facilities or similar financing arrangements the effect of which, among other things, could accelerate the receipt of distributions, including Performance Fee, to Apollo. The provider of any such financing can be any person that is permitted to provide financing to the Company. In connection with such transactions, the Operating Manager has the ability to pledge the Company’s assets, including on a cross-collateralized basis. Such financing arrangements will not be considered borrowings by the Company for purposes of the limitations on borrowings (or any limits on issuing additional interests) by the Company and will be excluded from the calculation of applicable ABC investment limitations, if any.

Industry and Sector Specific Risks

We face risks of acquiring assets in the utility and power industries.

The Company may focus a portion of its platform in the utility and power sectors. These sectors are sensitive to fluctuations in resource availability, energy supply and demand, interest rates, special risks of constructing and operating facilities (including nuclear facilities), lack of control over pricing, merger and acquisition activity, weather conditions (including abnormally mild winter or summer weather and abnormally harsh winter or summer weather), availability and adequacy of pipeline and other transportation facilities, geopolitical conditions in gas or oil producing regions and countries (including the risk of nationalization of the natural gas, oil and related sectors), the ability of members of the Organization of the Petroleum Exporting Countries to agree upon and maintain oil prices and production levels, the price and availability of alternative fuels, international and regional trade contracts, labor contracts, the impact of energy conservation efforts, environmental considerations, public policy initiatives and regulation.

The Company faces a variety of risks associated with instruments in the energy sector, some of which cannot be foreseen or qualified.

Instruments in the energy sector may be subject to a variety of risks, not all of which can be foreseen or quantified. Such risks may include, but are not limited to: (i) the risk that the technology employed in an energy project will not be effective or efficient; (ii) uncertainty about the availability or efficacy of energy sales agreements or fuel supply agreements that may be entered into in connection with a project; (iii) risks that regulations affecting the energy industry will change in a manner detrimental to the industry; (iv) environmental liability risks related to energy properties and projects; (v) risks of equipment failures, fuel interruptions, loss of sale and supply contracts or fuel contracts, decreases or escalations in power contract or fuel contract prices, bankruptcy of key customers or suppliers, tort liability in excess of insurance coverage, inability to obtain desirable amounts of insurance at economic rates, acts of God and other catastrophes; (vi) uncertainty about the extent, quality and availability of oil and gas reserves; (vii) the risk that interest rates may increase, making it difficult or impossible to obtain project financing or impairing the cash flow of leveraged projects; and (viii) the risk of changes in values of companies in the energy sector whose operations are affected by changes in prices and supplies of energy fuels (prices and supplies of energy fuels can fluctuate significantly over a short period of time due to changes in international politics, energy conservation, the success of exploration projects, the tax and other regulatory policies of various governments and the economic growth of countries that are large consumers of energy, as well as other factors). The occurrence of events related to the foregoing could have a material adverse effect on the Company.

In addition to the foregoing, certain of the underlying companies in which the Company invests may be subject to the risks inherent in acquiring or developing recoverable oil and natural gas reserves, including capital expenditures for the identification and acquisitions of projects, the drilling and completion of wells and the conduct of development and production operations. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause such activity to be unsuccessful, which may result in losses. Furthermore, successful opportunities in oil and natural gas properties and other related facilities and properties requires an assessment of (i) recoverable reserves; (ii) future oil and natural gas prices; (iii) operating and capital costs; (iv) potential environmental and other liabilities; and (v) other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. Also, the revenues generated by certain of the underlying companies in which the Company invests may be dependent on the future prices of and the demand for oil and natural gas. Oil and gas instruments may have significant shortfalls in projected cash flow if oil and gas prices decline from levels projected at the time the instrument is made. Various factors beyond the control of the Company will affect prices of oil, natural gas and natural gas liquids, including the worldwide supply of oil and natural gas, political instability or armed conflict in oil and natural gas producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity and changes in existing government regulation, taxation and price control. Prices for oil and natural gas have fluctuated greatly during the past, and markets for oil, natural gas and natural gas liquids continue to be volatile. Further, to the extent the Company invests in or receives energy royalty interests, the Company will generally receive revenues from those royalty interests only upon sales of oil, gas and other hydrocarbon production by the underlying property or upon sale of the royalty interests themselves. There can be no assurance that reserves sufficient to provide the expected royalty income will be discovered or produced.

Volatile oil, natural gas and natural gas liquids prices make it difficult to estimate the value of developed properties for capital deployment and divestiture (and collateral purposes) and often cause disruption in the market for oil, natural gas and natural gas liquids developed properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects. In addition, estimates of hydrocarbon reserves by qualified engineers are often a key factor in valuing certain oil and gas assets. These estimates are subject to wide variances based on changes in commodity prices and certain technical assumptions. Accordingly, it is possible for such reserve estimates to be significantly revised from time to time, creating significant changes in the value of the Company’s platforms.

The Company faces risks associated with the renewable clean energy sector, since it is a relatively new energy asset class and may be considered riskier than more established asset classes.

The renewable clean energy sector is a relatively new and emerging asset class of investment funds and may be considered riskier than more established asset classes. Many factors will influence the widespread adoption of clean energy and the demand for clean energy, including the cost-effectiveness, performance and reliability of clean energy and continuing availability of government subsidies and incentives. The electricity and power sectors are highly regulated industries as is renewable electricity generation. Long-term revenues for clean energy projects are based in part on regulated mandates and commitments to support premium pricing for clean energy. There is a risk that one or more governments or states may repeal or amend existing mandates and clean energy incentives (including measures with retrospective or retroactive effect) which could materially adversely affect the price of renewable electricity and the value of clean energy assets. Clean energy projects currently enjoy wide support from governments (both central and local) and regulatory agencies designed to stimulate the development of clean energy. The combined effect of these initiatives is to subsidize in part the development, ownership and operation of clean energy projects, particularly in an environment where the cost of fossil fuel may otherwise make the cost of producing energy from renewable energy sources less competitive. Any reduction in or elimination of these programs could have a material adverse effect on existing instruments, as well as the future development of clean energy projects or resources.

The Company could face operational and financial risks related to the aviation industry.

The Company may acquire Asset-Backed Finance Assets related to the aviation industry, including securities collateralized by aircraft and related aviation interests such as aircraft leases. The airline business is dependent on the price and availability of aircraft fuel. Continued periods of high aircraft fuel costs, significant disruptions in the supply of aircraft fuel or significant further increases in fuel costs could have a significant negative impact on air carriers’ operating results. Union disputes, employee strikes and other labor-related disruptions could adversely affect airlines’ operations. The travel industry is materially adversely affected by public health emergencies and pandemics, such as the COVID-19 pandemic, terrorist attacks, and continues to face on-going security concerns and cost burdens associated with security and health, safety and overall sanitation related expenses. Increases in insurance costs or reductions in insurance coverage could adversely impact an airline’s operations and financial results. Changes in government regulation could increase airline operating costs and limit their ability to conduct their business. The airline industry is intensely competitive. It is at risk of losses and adverse publicity stemming from any accident involving any aircraft, including aircraft operated by other airlines, and is subject to weather factors and seasonal variations in airline travel, which cause financial results to fluctuate. Any of these factors can affect the value of the Company’s investments in aviation-related securities.

If the Company acquires Asset-Backed Finance Assets related to the aviation industry, such assets could deteriorate as a result of, among other factors, an adverse development in aviation industry or the lessors’ business, a change in competitive environment, an economic downturn or, in the case of aircraft assets, wear and tear, malfunction or breakage. As a result, aviation-related assets that the Company may have expected to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to continue their operations or to perform additional maintenance or repair, and the lessors may otherwise have a weak financial condition or be experiencing financial distress. The success of the Company’s approach in aviation-related securities, in some cases, may be linked to the service providers’ (including Affiliated Service Providers’ (as defined below)) ability to maintain the condition of the aviation assets. There can be no assurance that the Company will be able to successfully identify and implement its strategy. In addition, if the Company is required to take control of an aviation-related asset, the Company may cause such aviation-related securities to bear certain fees, costs and expenses that the Company would otherwise bear, including the fees, costs and expenses incurred in developing, investigating, negotiating, structuring or consummating the sale of such aviation-related securities.

We face risks associated with potential opportunities in communications companies.

The Company’s potential Asset-Backed Finance Assets may include communications companies. Communications companies in the U.S., Europe and other developed and emerging countries undergo continual changes mainly due to evolving levels of governmental regulation or deregulation as well as the rapid development of communication technologies. Competitive pressures within the communications industry are intense, and the securities of communications companies may be subject to significant price volatility. In addition, because the communications industry is subject to rapid and significant changes in technology, the companies in this industry in which the Company may invest will face competition from technologies being developed or to be developed in the future by others, which may make such companies’ products and services obsolete.

We face risks associated with opportunities in media companies, which can be sensitive to a variety of factors beyond our control.

The Company may focus a portion of its platform activities in media companies. These companies are sensitive to, among other things, global economic conditions, fluctuations in advertising expenditures from which media companies derive substantial revenue, seasonal fluctuations, changes in public and consumer tastes and preferences for products, content and services, rapidly changing technologies, theft of intellectual property including lost revenue due to copyright infringement, retention of key talent and management, merger and acquisition activity and regulation and other political considerations, which may cause the Company to experience substantial volatility. Further, to the extent the Company invests in or receives media company royalty interests, the Company will generally receive revenues from those royalty interests only upon the sale of the source of the royalty payments by the underlying owner of such interests or upon sale of the royalty interests themselves. There can be no assurance that the sources of the expected royalty income will perform as anticipated.

Risks Related to Strategic Investments in Securities and Other Asset-Backed Finance Assets

Financial instruments which the Company will acquire may be impacted by the high volatility of the market which may be beyond the control of the Company and could adversely impact the Company’s ability to generate attractive returns.

The prices of financial instruments which the Company will acquire can be highly volatile. The prices of instruments which the Company will acquire are influenced by numerous factors, including interest rates, currency rates, default rates, governmental policies and political and economic events (both domestic and global). Moreover, political or economic crises, or other events, can occur that could be highly disruptive to the markets in which the Company will acquire instruments. In addition, governments from time to time intervene (directly and by regulation), which intervention could adversely affect the performance of the Company and its business activities. The Company is also subject to the risk of a temporary or permanent failure of the exchanges and other markets on which its assets may trade. Sustained market turmoil and periods of heightened market volatility make it more difficult to produce positive trading results. There can be no assurance that the Company’s strategies will be successful in such markets.

The Company and its Asset-Backed Finance Assets will be expected to regularly seek to acquire new debt and refinance existing debt, including in the liquid debt markets. Significant declines in pricing of debt securities or other financial instruments or increases in interest rates may make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings. The Company’s ability to generate attractive investment returns will be adversely affected by financing terms and availability.

We are at risk of having a limited ability to control an asset when we hold a non-controlling interest in that asset.

If the Company holds a non-controlling interest in an Asset-Backed Finance Asset, it may have a limited ability to protect its position in such Asset-Backed Finance Asset. Further, the Company may have no right to appoint a director and, as a result, may have a limited ability to influence the management of such Asset-Backed Finance Asset. Where practicable and appropriate, it is expected that shareholder rights generally will be sought to protect the Company’s interests. There can be no assurance, however, that such minority investor rights will be available, or that such rights will provide sufficient protection of the Company’s interests. In addition, the Company may hold debt instruments or other instruments that do not entitle the Company to voting rights and, therefore, the Company may have a limited ability to protect such assets.

We may acquire or invest in Asset-Backed Finance Assets in distressed securities or entities that are in or may become bankrupt, which typically involves elevated risk.

A portion of the Company’s subsidiaries’ assets may also be in obligations or securities that are rated below investment grade by recognized rating services such as Moody’s and Standard & Poor’s or in restructurings that involve Asset-Backed Finance Assets that are experiencing or are expected to experience severe financial difficulties. Securities rated below investment grade and unrated securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. Securities rated below investment grade and unrated securities are typically subject to adverse changes in general economic conditions, changes in the financial condition of their issuers and price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of securities rated below investment grade and unrated securities may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. Adverse publicity and investor perceptions may also decrease the values and liquidity of securities rated below investment grade and unrated securities, especially in a market characterized by a low volume of trading. In addition, the secondary market for high-yield securities may not be as liquid as the secondary market for more highly rated securities. As a result, the Company’s subsidiaries could find it more difficult to sell these securities or may be able to sell the securities only at prices lower than if such securities were widely traded.

Financial difficulties experienced by distressed Asset-Backed Finance Assets may never be overcome and may lead to uncertain outcomes, including causing such Asset-Backed Finance Asset to become subject to bankruptcy proceedings. See “—If an Asset-Backed Finance Asset is involved in a bankruptcy proceeding, the Company could be adversely affected” below.

The Company faces risks arising from purchases of debt on a secondary basis.

The Company may acquire loans and debt securities on a secondary basis. The Company is unlikely to be able to negotiate the terms of such debt as part of their structuring, and, as a result, these Asset-Backed Finance Assets will likely not include some of the covenants and protections the Company expects to generally seek. Even if such covenants and protections are included in the instruments held by the Company, the terms of the instruments could provide the relevant portfolio companies or other issuers with substantial flexibility in determining compliance with such covenants. In addition, the terms on which debt is traded on the secondary market could represent a combination of the general state of the market for such instruments and either favorable or unfavorable assessments of particular instruments by the sellers thereof.

The Company faces special risks related to bank loans and participations.

The Company may acquire bank loans and participations. The special risks associated with investing in these obligations include: (i) the possible invalidation of an transaction as a fraudulent conveyance under relevant creditors’ rights laws; (ii) environmental liabilities that may arise with respect to collateral securing the obligations; (iii) adverse consequences resulting from participating in such instruments with other institutions with lower credit quality; (iv) limitations on the ability of the Company or the Operating Manager to directly enforce any of their respective rights with respect to participations; and (v) generation of income that is subject to U.S. federal income taxation as income effectively connected with a U.S. trade or business. The Operating Manager will attempt to balance the magnitude of these risks against the potential investment gain prior to entering into each such investment. Successful claims by third parties arising from these and other risks, absent bad faith, may be borne by the Company.

Bank loans generally are transferable among financial institutions and other entities. However, they do not presently have the liquidity of conventional debt securities and are often subject to restrictions on resale. For example, third party approval is often required for the assignment of interests in bank loans. Due to the illiquidity of bank loans, the Company may not be able to dispose of its investments in bank loans in a timely fashion and at a fair price, which could adversely affect the performance of the Company. With respect to bank loans acquired as participations by the Company, because the holder of a participation generally has no contractual relationship with a borrower, the Company will have to rely upon a third party to pursue appropriate remedies against a borrower in the event of a default. As a result, the Company may be subject to delays, expenses and risks that are greater than those that would be involved if the Company could enforce its rights directly against a borrower or through the agent. Bank loans acquired as participations also involve the risk that the Company may be regarded as a creditor of a third party rather than a creditor of the borrower. In such a case, the Company would be subject to the risk that a selling participant may become insolvent. Furthermore, a borrower of a bank loan, in some cases, may prepay the bank loan. Prepayments could adversely affect the Company’s interest income to the extent that the Company is unable to reinvest promptly payments in bank loans or if such prepayments were made during a period of declining interest rates. The Company may invest in broadly syndicated loans indirectly through acquiring participation interests in all or a portion of a loan. Participations in a loan will result in a contractual relationship between the Company and the institution participating out (such institution, the “Underlying Lender”), or selling, the relevant portion of the loan and not with the portfolio borrower under the loan. Participation interests will only give the Company the right to receive payments of principal and interest from the Underlying Lender, and not directly from the portfolio borrower. The Underlying Lender will generally retain all voting and consent rights, and the Company will typically have limited or no voting or consent rights with respect to amendments of the underlying credit documents or other related matters. The Underlying Lender may have economic or business interests or goals that are inconsistent with those of the Company, and may vote in a manner which is detrimental to the Company’s interests. The Underlying Lender may also require the Company to post collateral with it in order to secure the Company’s portion of the funding obligation under such loan. However, in the event that the Underlying Lender becomes insolvent and is subject to bankruptcy proceedings, the collateral posted by the Company may become subject to claims in the bankruptcy and the Company’s position may be that of a general unsecured creditor. In addition, the Company’s interest in any funded and unfunded senior secured revolving credit facility (a “Revolver”) may be compromised due to the insolvency of the Underlying Lender or any other loan participant’s failure to make payments to the Underlying Lender to fund a Revolver. The Company would also not have direct contractual recourse to the Underlying Lender and recovery would be dependent upon the grantor performing its contractual obligations under the participation, the failure of which may not be easily remediable. Further, independent action by the grantor could have a negative effect on recoveries.

The Company faces risks associated with investing in CDO Securities, including, but not limited to, the speculative nature of such investments.

Collateralized debt obligation (“CDO”) securities generally are limited-recourse obligations of the issuer thereof payable solely from the underlying securities of such issuer or proceeds thereof. Consequently, holders of CDO securities must rely solely on distributions on the underlying securities or proceeds thereof for payment in respect thereof. If distributions on the underlying securities are insufficient to make payments on the CDO securities, no other assets will be available for payment of the deficiency and following realization of the underlying assets, the obligations of such issuer to pay such deficiency will be extinguished. Issuers of CDO securities may acquire interests in loans and other debt obligations by way of sale, assignment or participation. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution.

The underlying securities of an issuer of CDO securities may bear interest at a fixed rate while the CDO securities issued by such issuer may bear interest at a floating rate (or the reverse may be true). As a result, there could be a floating/fixed rate or basis mismatch between such CDO securities and underlying securities. In addition, there may be a timing mismatch between the CDO securities and underlying securities that bear interest at a floating rate, as the interest rate on such floating rate underlying securities may adjust more frequently or less frequently, on different dates and based on different indices, than the interest rates on the CDO securities. As a result of such mismatches, an increase or decrease in the level of the floating rate indices could adversely impact the ability of the issuers thereof to make payments on the CDO securities.

There is no established, liquid secondary market for many of the CDO securities that the Company may purchase, and the lack of such an established, liquid secondary market could have an adverse effect on the market value of such CDO securities and the Company’s ability to dispose of them.

The Company faces risks associated with owning CLO securities, particularly European CLOs as described below.

The Company is permitted to invest in asset-backed instruments commonly known as collateralized loan obligations (“CLOs”), which are securitization vehicles that issue collateralized securities backed primarily by corporate leveraged loans. While CLOs that are commonly known as “open market” (or “cash flow” or arbitrage) CLOs (which generally seek to construct a portfolio that maximizes the differential between the cash flows of their respective underlying assets and the debt service expenses on their collateralized securities) issued in recent years (commonly referred to as CLOs “2.0”) have included structural features designed to mitigate certain risks generally associated with securitizations that were issued before the onset of the 2007-2008 financial crisis. Such structured features include indenture provisions stating that any holder causing a bankruptcy petition or proceeding to be filed against the CLO will become subordinated to all holders who have not done so; provisions obligating the CLO’s directors to affirmatively object to the institution of any such petition or proceeding; and provisions clarifying when asset purchases may settle to still be treated as having been purchased before expiration of the reinvestment period. In addition, European CLOs typically have a lower proportion of their underlying assets comprised of senior secured loans as compared to, and also could have less diversification within their underlying assets (due to generally larger sizes of their investments) than, U.S. CLOs. Accordingly, European CLOs entail distinct risks compared to U.S. CLOs.

Acquiring subordinated loans or securities can be associated with the increased risks of unrated or below investment-grade assets.

Certain of the Company’s assets will consist of loans or securities, or interests in pools of securities that are subordinated or may be subordinated in right of payment and ranked junior to other securities issued by, or loans made to obligors. If an obligor experiences financial difficulty, holders of its more senior securities will be entitled to payments in priority to the Company. Some of the Company’s Asset-Backed Finance Assets may also have structural features that divert payments of interest and/or principal to more senior classes of loans or securities backed by the same assets when loss rates or delinquency exceeds certain levels. This may interrupt the income the Company receives from its acquisitions, which may lead to the Company having less income to distribute to Shareholders.

In addition, many of the obligors are highly leveraged and many of the Company’s assets will be in securities which are unrated or rated below investment-grade. Such acquisitions are subject to additional risks, including an increased risk of default during periods of economic downturn, the possibility that the obligor may not be able to meet its debt payments and limited secondary market support, among other risks.

The Company faces risks associated with owning second lien loan products, which carry more risks than certain other debt products.

The Company is permitted to invest in loans that are secured by a second lien on assets. Second lien loans have been a developed market for a relatively short period of time, and there is limited historical data on the performance of second lien loans in adverse economic circumstances. In addition, second lien loan products are subject to intercreditor arrangements with the holders of first lien indebtedness, pursuant to which the second lien holders have waived many of the rights of a secured creditor, and some rights of unsecured creditors, including rights in bankruptcy that can materially affect recoveries. While there is broad market acceptance of some second lien intercreditor terms, no clear market standard has developed for certain other material intercreditor terms for second lien loan products. This variation in key intercreditor terms could result in dissimilar recoveries across otherwise similarly situated second lien loans in insolvency or distressed situations. While uncertainty of recovery in an insolvency or distressed situation is inherent in all debt instruments, second lien loan products carry more risks than certain other debt products.

Loans we acquire may not receive an investment-grade rating, or may be unrated, which can result in additional risk that can adversely affect our returns.

Senior secured loans are usually rated below investment-grade or may also be unrated. As a result, the risks associated with senior secured loans are similar to the risks of below-investment-grade fixed-income instruments. Investment in senior secured loans rated below investment-grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment-grade issuers to default on their payments of interest and principal owed to the Company, and such defaults could have a material adverse effect on the Company’s performance. Senior secured loans are subject to a number of risks described elsewhere in this Annual Report on Form 10-K, including liquidity risk and the risk of investing in below-investment-grade fixed-income instruments. There may be less readily available and reliable information about most senior secured loans than is the case for many other types of securities. As a result, the Operating Manager will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources.

In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain senior secured loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that the Company’s subsidiaries may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

We face heightened risks related to owning credit-linked securities.

Credit-linked securities, which are generally considered to be a type of structured instrument, are debt securities that represent an interest in a pool of, or are otherwise collateralized by, one or more corporate debt obligations or credit default swaps on corporate debt or loan obligations. The Company will have the right to receive periodic interest payments from the issuer of the credit-linked security at an agreed-upon interest rate, and a return of principal at the maturity date. To the extent such instruments will be held by the Company, the Company would bear the risk of loss of its principal investment, and the periodic interest payments expected to be received for the duration of its investment, in the event that one or more of the underlying debt obligations go into default or otherwise become non-performing. In addition, to the extent such instruments will be held by the Company’s subsidiaries, the Company would bear the risk that the issuer of the credit-linked security will default or become bankrupt. In such an event, the Company could have difficulty being repaid, or fail to be repaid, the principal amount of its investment and the remaining periodic interest payments thereon. Acquisition of credit-linked instruments also involves reliance on the counterparty to the swap entered into with the issuer to make periodic payments to the issuer under the terms of the credit default swap. Additionally, credit-linked instruments are typically structured as limited recourse obligations of the issuer of such securities such that the securities issued will usually be obligations solely of the issuer and will not be obligations or responsibilities of any other person. The market for credit-linked securities can be, or suddenly can become, illiquid. The value of a credit-linked instruments will typically increase or decrease with any change in value of the underlying debt obligations, if any, held by the issuer and the credit default swap. Further, in cases where the credit-linked instruments will be structured such that the payments to the Company are based on amounts received in respect of, or the value of performance of, any underlying debt obligations specified in the terms of the relevant credit default swap, fluctuations in the value of such obligation will usually affect the value of the credit-linked instrument. The collateral of a credit-linked instrument can be one or more credit default swaps, which are subject to additional risks.

Most of the Company’s mezzanine instruments are expected to be unsecured and thus involve a risk of loss.

Most of the Company’s mezzanine instruments are expected to be unsecured and made in companies and other issuers whose capital structures have significant indebtedness. As a result, upon any distribution to any such issuer’s creditors in a bankruptcy, liquidation or reorganization or similar proceeding, the holders of senior and/or secured indebtedness (to the extent of the collateral securing such obligations) will be entitled to be paid in full before any payment will be made on the Company’s investments. In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to a portfolio company or other issuer in which the Company has made any such investment, the Company will participate with all other holders of such issuer’s indebtedness in the assets remaining after the issuer has paid all of its senior and/or secured indebtedness (to the extent of the collateral securing such obligation). In such circumstances, it is possible that an issuer could not have sufficient funds to pay all of its creditors, and the Company could receive nothing.

Mezzanine instruments generally are subject to various risks including, without limitation: (i) a subsequent characterization of an investment as a “fraudulent conveyance” under relevant creditors’ rights laws possibly resulting in the avoidance of collateral securing the investment or the cancellation of the obligation representing the investment; (ii) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing; (iii) equitable subordination claims by other creditors; (iv) so-called “lender liability” claims by the issuer of the obligations; and (v) environmental liabilities that could arise with respect to collateral securing the obligations. Additionally, adverse credit events with respect to any portfolio company or other issuer in which the Company invests, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership or distressed exchange, can significantly diminish the value of the Company’s investment in any such issuer.

We face heightened risk with lower credit quality securities due to uncertainties and exposures to adverse conditions. Such securities involve greater volatility of price and greater risk of loss of income and principal.

There are no restrictions on the credit quality of the potential acquisitions of the Company or its subsidiaries. Securities in which the Company’s subsidiaries may invest may be deemed by rating companies to have substantial vulnerability to default in payment of interest and/or principal. Other securities may be unrated. Lower-rated and unrated securities may have large uncertainties or major risk exposures to adverse conditions, and are considered to be predominantly speculative. Generally, such securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal. The market values of certain of these securities (such as subordinated securities) also tend to be more sensitive to changes in economic conditions than higher-rated securities. In general, the ratings of nationally recognized rating organizations represent the opinions of these agencies as to the quality of securities that they rate. These ratings may be used by the Operating Manager as initial criteria for the selection of portfolio securities. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events.

If an Asset-Backed Finance Asset is involved in a bankruptcy proceeding, the Company could be adversely affected.

An Asset-Backed Finance Asset may become involved in a reorganization, bankruptcy or other proceeding. In any such event, the Company may lose its entire investment, may be required to accept cash or securities or assets with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time.

In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an obligor, holders of debt instruments ranking senior to the Company’s assets would typically be entitled to receive payment in full before the Company receives any distributions in respect of its investments. After repaying the senior creditors, such obligor may not have any remaining assets to repay its obligations to the Company. In the case of debt ranking equally with the loans or debt securities which the Company acquires, the Company would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investee company. Each jurisdiction in which the Company operates has its own insolvency laws. As a result, investments in similarly situated investee companies in different jurisdictions may well confer different rights in the event of insolvency.

An Asset-Backed Finance Asset that becomes distressed requires active monitoring. Active monitoring could include the involvement of one or more affiliated service providers to provide a variety of services. Involvement by the Operating Manager in a company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position therein. Bankruptcy proceedings involve a number of significant risks. Many of the events within a bankruptcy litigation are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions which may be contrary to the interests of the Company, particularly in those jurisdictions which give a comparatively high priority to preserving the debtor company as a going concern, or to protecting the interests of either creditors with higher ranking claims in bankruptcy or of other stakeholders, such as employees.

Generally, the duration of a bankruptcy case can only be roughly estimated. The reorganization of a company usually involves the development and negotiation of a plan of reorganization, plan approval by creditors and confirmation by the bankruptcy court. This process can involve substantial legal, professional and administrative costs to the company and the Company; it is subject to unpredictable and lengthy delays, particularly in jurisdictions that do not have specialized insolvency courts or judges and/or may have a higher risk of political interference in insolvency proceedings, all of which may have adverse consequences for the Company. During such process, the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. In addition, the debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental values. Such acquisitions can result in a total loss of principal.

Security interests held by creditors are closely scrutinized and frequently challenged in bankruptcy proceedings and may be invalidated for a variety of reasons. There can be no assurance that the security interests securing the Company’s claims will not be challenged vigorously and found defective in some respect, or that the Company will be able to prevail against the challenge. As such, any acquisitions in issuers involved in such proceedings could subject the Company to certain additional potential liabilities that may exceed the value of the Company’s original investment therein.

While the challenges to liens and debt normally occur in a bankruptcy proceeding, the conditions or conduct that would lead to an attack in a bankruptcy proceeding could, in certain circumstances, result in actions brought by other creditors of the debtor, shareholders of the debtor or even the debtor itself in other U.S. state or U.S. federal proceedings, including pursuant to state fraudulent transfer laws. As is the case in a bankruptcy proceeding, there can be no assurance that such claims will not be asserted or that the Company will be able successfully to defend against them. To the extent that the Company assumes an active role in any legal proceeding involving the debtor, the Company may be prevented from disposing of securities issued by the debtor due to the Company’s possession of material, non-public information concerning the debtor.

U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of claims can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.

The Company faces risks related to zero coupon or PIK bonds, which has the risk of complete loss of principal and/or return.

Because investors in zero coupon or PIK bonds receive no cash prior to the maturity or cash payment date applicable thereto, an investment in such securities to the extent made or otherwise held by the Company’s subsidiaries generally has a greater potential for complete loss of principal and/or return than an investment in debt instruments that make periodic interest payments. Such investments are more vulnerable to the creditworthiness of the issuer and any other parties upon which performance relies.

The Company faces risks related to Trust Preferred Securities because the timing and amount of cash available for the trust preferred securities is subject to many uncertainties.

Trust preferred securities, typically issued by banks, insurance companies and similar institutions, have characteristics that are common to both preferred stock and debt securities and represent a leveraged investment in collateral of the issuer. Trust preferred securities will generally be part of the issued share capital of an issuer and will not be secured under any indenture or by any pool of collateral or asset types. The issuer generally will pledge substantially all of its assets to secure any notes or any other obligations, all of which are senior to trust preferred securities. The collections on and proceeds of the issuer’s assets will be available to make payments in respect of the trust preferred securities only if, as and when funds are released from the lien of any debt indenture in accordance with its terms. Since the timing and amount of cash available for the trust preferred securities is subject to many uncertainties, there can be no assurance that the issuer will have funds remaining after application of available funds to its debt, expenses and other obligations to make distributions in respect of trust preferred securities.

Generally, the only source of cash for the issuer to make payments on trust preferred securities will be payments received from its parent institution. Obligations of the issuer’s parent institution are unsecured, subordinated and will rank junior in priority of payment to any senior indebtedness, whether now existing or subsequently incurred, and effectively will rank in right of payment junior to all other liabilities of such parent institution. In the event of a bankruptcy, liquidation or dissolution of the parent institution, its assets would be available to pay obligations to the issuer only after all payments have been made on the parent institution’s indebtedness.

Trust preferred securities are subject to credit, interest rate and liquidity risk. As such, adverse changes in the financial condition or results of operations of a parent institution or in general economic conditions or both may impair such parent institution’s ability to make payments of principal and interest to the issuer. Adverse changes in the financial condition, results of operations or prospects of the parent institution could affect the liquidity of the market for its and the issuer’s securities and could reduce the market price of such securities.

The Company faces risks associated with owning convertible securities, which may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument.

Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or a different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique structure characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security that may be held by the Company’s subsidiaries is called for redemption, the Company will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objective.

The Company could use total return swaps which involves risks relating to liquidity and tax treatment.

The Company and/or Asset-Backed Finance Assets may utilize customized derivative instruments, such as a total return swap (“TRS”), to receive synthetically the economic attributes associated with an acquisition in a security or financial instrument or a basket of securities or financial instruments. In lieu of a TRS, the Company may also use one or more special purpose vehicles to borrow under a subscription line credit facility. TRS allow shareholders to gain exposure to an underlying instrument without actually owning the instrument. In these swaps, the total return (interest, fixed fees and capital gains/losses on an underlying credit instrument) is paid to a shareholder in exchange for a floating rate payment. A TRS may be a leveraged interest in the underlying instrument. Because swap maturities may not correspond with the maturities of the credit instruments underlying the swap, swaps may need to be renewed as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and, if they do not renew, that the Company and/or an Asset-Backed Finance Asset, as applicable, would be able to obtain suitable replacement providers. TRS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks. There may be circumstances in which the Operating Manager would conclude that the best or only means by which the Company and/or an Asset-Backed Finance Asset could make a desirable acquisition is through the use of such derivative structures. The Company and/or its Asset-Backed Finance Assets may be exposed to certain risks should the Operating Manager use derivatives as a means to implement synthetically its strategies. If the Company and/or an Asset-Backed Finance Asset enters into a derivative instrument whereby it agrees to receive the economic return of an individual security or financial instrument or a basket of securities or financial instruments, it will typically contract to receive such returns for a predetermined period of time. During such period, the Company and/or such Asset-Backed Finance Asset, as applicable, may not have the ability to increase or decrease its exposure. In addition, such customized derivative instruments are expected to be highly illiquid and it is possible that the Company and/or such Asset-Backed Finance Asset, as applicable, will not be able to terminate such derivative instruments prior to their expiration date or that the penalties associated with such a termination might impact the Company’s performance in a materially adverse manner. In the event the Company and/or an Asset-Backed Finance Asset, as applicable, seeks to participate through the use of such synthetic derivative acquisitions, it may not acquire any voting interests or other shareholder rights that would be acquired with a direct acquisition of the underlying asset, securities or financial instruments. Accordingly, the Company and/or such Asset-Backed Finance Asset may not be able to participate in matters submitted to a vote of the shareholders or other holders of record. In addition, the Company and/or such Asset-Backed Finance Asset, as applicable, may not receive all of the information and reports to shareholders that it would receive with a direct acquisition. Further, the counterparty to any such customized derivative instrument may be paid structuring fees and ongoing transaction fees, which will reduce the performance of the Company and/or such Asset-Backed Finance Asset, as applicable. Finally, the tax treatment of such customized derivative instruments may be uncertain and, if the tax treatment of such instruments is successfully challenged by the IRS (as defined below) or any other taxing authority, the Company may directly or indirectly bear tax liabilities in respect of such instrument and/or a Shareholder’s after-tax return from its investment in the Company may be adversely affected.

Our acquisitions of equity securities will be subject to limited marketability and price volatility.

The Company’s subsidiaries will hold assets in equity securities and may hold assets in equity security-related derivatives, such as cash-settled equity swaps. Investments in equity securities of small or medium-sized market capitalization companies will have more limited marketability than the securities of larger companies. In addition, securities of smaller companies may have greater price volatility. For example, acquisition of equity securities may arise in connection with the Company’s debt acquisition opportunities, which may be accompanied by “equity-kickers” or warrants, as well as in the form of equity acquisitions in Platform Investments, to the extent that any such Platform Investment is allocated to Apollo Clients (such as the Company) and not Apollo in accordance with Apollo’s policies and procedures. See also “—Due to conflicts between Apollo or its affiliates and the Company regarding allocation of acquisition opportunities, there is no guarantee that the Company will participate in specific Apollo opportunities, which may harm the Company’s performance” below. The Company may use acquisitions of equity security-related derivatives to obtain leveraged and/or synthetic exposure to target companies. Equity security-related derivatives may be less liquid than direct acquisitions of equity securities, and the Company may be limited in its ability to exit an equity security-related derivatives investment quickly or prior to an agreed upon maturity date. In addition, equity security-related derivatives typically do not convey voting rights in the underlying securities, and the Company therefore may not be in a position to exercise control over or vote its interest in its economic stake in the asset. The Company may choose to short the equity of an issuer when another technique is not available, most notably a bond or some other derivative. In addition, the Company may be forced to accept equity in certain circumstances. The value of these financial instruments generally will vary with the performance of the issuer and movements in the equity markets. As a result, the Company may suffer losses if it acquires equity instruments of issuers whose performance diverges from the Operating Manager’s expectations or if equity markets generally move in a single direction and the Company has not hedged against such a general move. The Company also may be exposed to risks that issuers will not fulfill contractual obligations such as, in the case of private placements, registering restricted securities for public resale. In addition, equity securities fluctuate in value in response to many factors, including the activities and financial condition of individual companies, geographic markets, industry market conditions, interest rates and general economic environments.

The Company faces risks of loss associated with utilizing regulatory capital trades.

The Company or its subsidiaries may utilize regulatory capital trades by taking on the risks associated with potential bank losses in exchange for a fee. After engaging in such a trade, in the event of a default, the Company or its subsidiaries could lose some or all of its investments. The risk remains the same even if the bank involved in the relevant trade is insured.

The Company faces economic and markets factors beyond its control, which will have an influence on index-related products.

The Company may utilize a variety of indices, index-related products or other broad market indicators to make investments or pursue hedging strategies. Several economic and market factors, many of which are beyond the control of the Company, will influence the value of the underlying credit products comprising the various indices, including: (i) the value of any indices at any time; (ii) the volatility (frequency and magnitude of changes in value) of any indices; (iii) interest and yield rates in the particular credit markets; (iv) geopolitical conditions and economic, financial, political and regulatory or judicial events that affect the credit products underlying the indices, or credit markets generally, and that may affect the final value of the indices; (v) the time remaining to the maturity of the underlying credit products comprising the various indices; (vi) a variety of economic, financial, political, regulatory or judicial events; and (vii) the creditworthiness of the underlying credit products comprising the various indices.

Some or all of these factors will influence the price fluctuations of the underlying credit products in such indices. For example, the Company may have to sell its interests coupled to any such indices at a substantial discount from the original purchase price if at the time of sale, the value of any such index is at or below its initial value or if market conditions result in a divergence of such interests and indices.

The publishers of the indices can add, delete or substitute the credit products underlying each of the indices, and can make other methodological changes required by certain events relating to the underlying credit products that could change the value of the indices. Any such changes could adversely affect the value of the underlying credit products. The publishers of the indices may discontinue or suspend calculation or publication of any index at any time. In these circumstances, the Company will have the sole discretion to substitute a successor index that is comparable to the discontinued index. In addition, the publishers of the indices have limited operating histories upon which an evaluation of likely performance may be based, and past performance may not be indicative of the future performance of the publishers of the indices.

As an investor, the Company will not have voting or similar rights to receive any distributions or any other rights with respect to the credit products that underlie the indices.

The Company may carry out hedging activities related to the credit products linked to the indices or their components, including trading in indices and their tranches and trading in the credit products underlying the indices and options contracts on the indices. The Company may also trade in the credit products underlying the indices and other financial instruments related to the indices on a regular basis as part of their general businesses.

We may acquire structured products where the performance of such assets is uncertain because they are subject to greater volatility than acquiring an asset or other security directly from the underlying market.

The Company’s subsidiaries may acquire securities backed by, or representing interests in, certain underlying instruments (“structured products”). The cash flow on the underlying instruments may be apportioned among the structured products to create securities with different characteristics such as varying maturities, payment priorities and interest rate provisions and the extent of the payments made with respect to the structured products is dependent on the extent of the cash flow on the underlying instruments. The Company may invest in structured products that represent derived positions based on relationships among different markets or asset classes.

The risks associated with structured products involve the risks of loss of principal due to market movement. In addition, structured products may be illiquid in nature, with no readily available secondary market. Because they are linked to their underlying markets or securities, opportunities in structured products generally are subject to greater volatility than an investment directly in the underlying market or security. Total return on a structured product is derived by linking the return to one or more characteristics of the underlying instrument. Because certain structured products of the type which the Company may acquire may involve no credit enhancement, the credit risk of those structured products generally would be equivalent to that of the underlying instruments. Finally, the tax treatment of certain structured products or structured debt or equity investments may be uncertain or subject to challenge by a tax authority under rules governing “hybrid” and “reverse hybrid” instruments (which is an area of tax law that has seen substantial changes in many of the jurisdictions in which the Company expects to acquire instruments and may see further substantial changes in the future) and, if the tax treatment of such instruments is successfully challenged by the IRS or any other taxing authority, the Company may directly or indirectly bear tax liabilities in respect of such instrument and/or a Shareholder’s after-tax return from its investment in the Company may be adversely affected.

Certain issuers of structured products may be deemed to be “investment companies” as defined in the Investment Company Act or may be subject to law or regulation in the jurisdiction in which they have their registered offices and/or head offices (“Home Jurisdictions”). As a result, the Company’s holdings of these structured products may be limited by the restrictions contained in the Investment Company Act or in such Home Jurisdiction law or regulation. Structured products are typically sold in private placement transactions, and there currently is no active trading market for structured products. As a result, certain structured products which the Company acquires may be illiquid.

The Company and/or its Asset-Backed Finance Assets may engage in a variety of over-the-counter and other derivative transactions as part of their hedging or other strategies, which may subject the Company to increased risk or adversely affect the Company’s business. The Company could buy or sell options which involves the risk of losing the value of or incurring liability relating to those options.

The Company, through its subsidiaries and/or its Asset-Backed Finance Assets may engage in a variety of over-the-counter (“OTC”) and other derivative transactions as part of their hedging or acquisition strategies, including total return swaps on individual or baskets of assets, interest rate swaps, credit default swaps, repurchase agreements, forward contracts, purchases and sales of commodity futures, put and call options, floors, collars or other similar arrangements and derivative transactions. Both the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and EU Regulation No 648/2012 on over-the-counter derivatives, central counterparties and trade repositories (also known as “EMIR”) set forth a comprehensive regulatory framework applicable to OTC swaps and other derivatives.

The Dodd-Frank Act and regulations promulgated thereunder and EMIR currently require the clearing of certain derivatives by relevant entities other than certain specified “commercial end users” in relation to the Dodd-Frank Act and “non-financial counterparties below the clearing threshold” in relation to EMIR. Additional products may be required to be cleared in the future. Clearinghouse collateral requirements may differ from and be greater than the collateral terms negotiated with derivatives counterparties in the OTC market. This may increase the cost incurred by the Company and/or its Asset-Backed Finance Assets, as applicable, in entering into these products and impact the ability of the Company and/or its Asset-Backed Finance Assets, as applicable, to pursue certain strategies. For derivatives that are cleared through a clearinghouse, the Company and or its Asset-Backed Finance Assets, as applicable, will face the clearinghouse as legal counterparty and will be subject to clearinghouse performance and credit risk. It is anticipated that some Asset-Backed Finance Assets will be eligible to rely on the “end user exception” from the clearing requirements described above.

The markets with respect to non-cleared OTC derivatives are “principals’ markets,” in which performance with respect to a swap contract is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse. As a result, the Company and/or its Asset-Backed Finance Assets, as applicable, will be subject to counterparty risk relating to the inability or refusal of a counterparty to perform such uncleared derivatives contracts. If a counterparty’s creditworthiness declines, the value of OTC derivatives contracts with such counterparty can be expected to decline, potentially resulting in significant losses to the Company or its assets. If a default, an event of default, termination event or other similar condition or event were to occur with respect to the Company or an Asset-Backed Finance Asset under any OTC derivative instruments, the relevant counterparty may be able to terminate all transactions with the Company or such Asset-Backed Finance Asset, as applicable, potentially resulting in significant losses to the Company or such Asset-Backed Finance Asset, as the case may be.

Suitable derivative instruments may not continue to be available at a reasonable cost. Participants in the OTC derivative markets are generally not required to make continuous markets in the instruments which they trade. Participants could also refuse to quote prices for OTC derivatives contracts or could quote prices with an unusually wide spread. Disruptions can also occur in any market in which the Company or any of its Asset-Backed Finance Assets trade due to unusually high trading volume, political intervention or other factors. A reduction or absence of price transparency or liquidity could increase the margin requirements, if any, under the relevant transactions and may result in significant losses or loss of liquidity to the Company and/or its Asset-Backed Finance Assets, as applicable. There is no limitation on daily price movements on these instruments. The imposition of controls by governmental authorities might also limit such trading to less than that which the Operating Manager would otherwise recommend, to the possible detriment of the Company. Market illiquidity or disruption could result in significant losses to the Company.

Derivative instruments may also embed varying degrees of leverage. Accordingly, the leverage offered by trading in derivative instruments may magnify the gains and losses experienced by the Company or an Asset-Backed Finance Asset. Thus, like other leveraged investments, a derivatives trade may result in losses in excess of the amount invested. Any increase in the amount of leverage applied will increase the risk of loss due to the amount of additional leverage applied. Also, certain derivative instruments, such as swap agreements, shift the investment exposure from one type of asset to another. Depending on how they are used, such agreements may increase or decrease the overall volatility of the Company or an Asset-Backed Finance Asset. A significant factor in the performance of many derivatives is the change in the specific factors that determine the amounts of payments due to and from the Company or an Asset-Backed Finance Asset, as the case may be, pursuant to such derivative instrument. If a derivative instrument calls for payments by the Company or an Asset-Backed Finance Asset, the Company or such Asset-Backed Finance Asset must be prepared to make such payments when due.

The Company or its assets may buy or sell (write) both call options and put options (either exchange-traded or OTC in principal-to-principal transactions), and when either writes options it may do so on a “covered” or an “uncovered” basis. The Company’s options transactions may be part of a hedging tactic (i.e., offsetting the risk involved in another position) or a form of leverage, in which the Company has the right to benefit from price movements in a large number of securities with a small commitment of capital. These activities involve risks that can be large, depending on the circumstances. In general, the principal risks involved in options trading can be described as follows, without taking into account other positions or transactions into which the Company may enter. When the Company buys an option, a decrease (or inadequate increase) in the price of the underlying security in the case of a call, or an increase (or inadequate decrease) in the price of the underlying security in the case of a put, it could result in a total loss of the Company’s investment in the option (including commissions). When the Company sells (writes) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. Thus, the risk of writing a call is theoretically unlimited unless the call option is “covered.” A call option is “covered” when the writer owns the underlying assets in at least the amount of which the call option applies.

Furthermore, counterparties to the Company or the Asset-Backed Finance Assets may be subject to capital and other requirements as a “swap dealer,” “major swap participant,” “security-based swap dealer” or “major security-based swap participant,” which may increase their costs of doing business, a portion of which increase may be passed on to the Company or each such Asset-Backed Finance Asset. Persons deemed to be swap dealers, major swap participants, security-based swap dealers or major security-based swap participants are required to register with the SEC, as applicable, as such and would be subject to a number of regulatory requirements, such as specific record-keeping, back-office and reporting requirements, margin collection requirements for swaps and security-based swaps that are not cleared, capital requirements, disclosure obligations, specific compliance obligations and special obligations to governmental entities. While it is unlikely that the Company or an Asset-Backed Finance Asset would be directly subject to these requirements, the requirements likely will apply to many of the Company’s or its Asset-Backed Finance Assets’ counterparties, which may increase the cost of trading swaps and security-based swaps through increased fees to offset the counterparties’ trading and compliance costs. On the other hand, the Company and its Asset-Backed Finance Assets may trade in certain swaps or derivative instruments with unregistered and unregulated entities, and therefore may not benefit from protections afforded to counterparties of registered and regulated swap entities.

The Dodd-Frank Act requires the SEC to set speculative position limits on security-based swaps. Similarly, the Company’s derivatives counterparties may limit the size or duration of positions available to the Company as a consequence of credit or other considerations. Position limits are the maximum amounts of net long or net short positions that any one person or entity may own or control in a particular financial instrument. Position limits may affect the Company’s and its Asset-Backed Finance Assets’ ability to enter into or continue to hold certain derivatives positions.

Pursuant to the Dodd-Frank Act, the SEC and prudential regulators have set variation and initial margin requirements for uncleared OTC derivatives. Uncertainty remains regarding the application of certain post-financial crisis swaps legislation (including the Dodd-Frank Act and the regulations adopted thereunder) and, consequently, the full impact that such legislation ultimately will have on the Company and its issuers’ derivative instruments is not fully known to date.

The techniques related to derivative instruments are highly specialized. Such techniques often involve forecasts and complex judgments regarding relative price movements and other economic developments. The success or failure of these techniques may turn on small changes in exogenous factors not within the control of issuers, the Company, the Operating Manager or any of the Asset-Backed Finance Assets. For all the foregoing reasons, while the Company may benefit from the use of derivatives and related techniques, such instruments can expose the Company and its acquisitions to significant risk of loss and may result in a poorer overall performance for the Company than if it had not entered into such transactions.

The Company could enter into repurchase or reverse repurchase agreements which involves the risk of market volatility.

The Company and/or its Asset-Backed Finance Assets may enter into repurchase and reverse repurchase agreements. Under a repurchase agreement, the Company and/or an Asset-Backed Finance Asset, as applicable, “sells” financial instruments and agrees to repurchase them at a specified date and price. Repurchase agreements may involve the risk that the market value of the financial instruments purchased with the proceeds of the repurchase agreement by the Company and/or such Asset-Backed Finance Asset may decline below the price of the financial instruments the Company and/or such Asset-Backed Finance Asset has sold but is obligated to repurchase. In the event the buyer of financial instruments under a repurchase agreement files for bankruptcy or becomes insolvent, such buyer or its trustee or receiver may receive an extension of time to determine whether to enforce the obligation of the Company and/or such Asset-Backed Finance Asset, as applicable, to repurchase the financial instruments, and the Company’s and/or such Asset-Backed Finance Asset’s, as applicable, use of the proceeds of the repurchase agreement may effectively be restricted pending such decision. To the extent that, in the meantime, the value of the financial instruments that the Company and/or such Asset-Backed Finance Asset, as applicable, has purchased has decreased, it could experience a loss. In a reverse repurchase transaction, the Company and/or an Asset-Backed Finance Asset “buys” financial instruments from another party, subject to the obligation of the other party to repurchase such financial instruments at a negotiated price. If the seller of financial instruments to the Company and/or such Asset-Backed Finance Asset defaults on its obligation to repurchase the underlying financial instruments, as a result of its bankruptcy or otherwise, the Company and/or such Asset-Backed Finance Asset, as applicable, will seek to dispose of such financial instruments, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy laws, the Company and/or such Asset-Backed Finance Asset, as applicable, may be restricted in its ability to dispose of the underlying financial instruments. It is possible, in a bankruptcy or liquidation scenario, that the Company and/or such Asset-Backed Finance Asset, as applicable, may not be able to substantiate its interest in the underlying financial instruments. Finally, if a seller defaults on its obligation to repurchase financial instruments, the Company and/or such Asset-Backed Finance Asset, as applicable, may suffer a loss to the extent that it is forced to liquidate the purchased financial instruments in the market, and proceeds from the sale of the underlying financial instruments are less than the repurchase price agreed to by the defaulting seller.

The Company could enter into credit derivative transactions which involve many risks, upon which opinions may differ.

As part of its strategy, the Company, through its subsidiaries, may enter into credit derivative transactions. Credit derivatives are transactions between two parties which are designed to isolate and transfer the credit risk associated with a third party (the “reference entity”). Credit derivative transactions in their most common form consist of credit default swap transactions under which one party (the “credit protection buyer”) agrees to make one or more payments in exchange for the other party’s (the “credit protection seller”) obligation to assume the risk of loss if an agreed upon “credit event” occurs with respect to the reference entity. Credit events are specified in the contract and are intended to identify the occurrence of a significant deterioration in the creditworthiness of the reference entity (mainly a default on a material portion of its outstanding obligations or a bankruptcy, or in some cases, a restructuring of its debt). Upon the occurrence of a credit event, credit default swaps may be cash settled (either directly or by way of an auction) or physically settled. If the transaction is cash settled, the amount payable by the credit protection seller following a credit event will usually be determined by reference to the difference between the nominal value of a specified obligation of the reference entity and its market value after the occurrence of the credit event (which sometimes may be established in an industry-wide auction process). If the transaction is physically settled, the credit protection buyer will deliver an obligation of the reference entity that is either specified in the contract or that meets the requirements described therein to the credit protection seller in return for the payment of its nominal value.

Credit derivatives may be used to create an exposure to the underlying asset or reference entity, to reduce existing exposure or to create a profit through trading differences in their buying and selling prices. The Company or its issuers may enter into credit derivatives transactions as protection buyer or seller. Credit derivative transactions are an established feature of the financial markets and both the number of participants and range of products available have significantly increased over the years. Pricing of credit derivative transactions depends on many variables, including the pricing and volatility of the common stock of the reference entity, market value of the reference entity’s obligations and potential loss upon default by the reference entity on any of its obligations, among other factors. As such, there are many factors upon which market participants may have divergent views.

We may participate in proposed transactions where the value of securities can decline if the transaction is not consummated.

The price offered for securities of a company involved in an announced deal can generally represent a significant premium above the market price prior to the announcement. Therefore, the value of such securities that may be held by the Company may decline if the proposed transaction is not consummated and if the market price of the securities returns to a level comparable to the price prior to the announcement of the deal. Furthermore, the difference between the price paid by the Company for securities of a company involved in an announced deal and the anticipated value to be received for such securities upon consummation of the proposed transaction will often be very small. If the proposed transaction appears likely not to be consummated or, in fact, is not consummated or is delayed, the market price of the securities will usually decline, perhaps by more than the Company’s anticipated profit.

Often a tender or exchange offer will be made for less than all of the outstanding securities of an issuer or a higher price will be offered for a limited amount of the securities, with the provision that, if a greater number is tendered, securities will be accepted pro rata. Thus, a portion of the securities tendered by the Company may not be accepted and may be returned to the Company. Since, after completion of the share repurchase, the market price of the securities may have declined below the Company’s cost, a sale of any returned securities may result in a loss.

Additional Risks Related to the Operation of the Company Generally

The Board or a committee of the Board may resolve potential conflicts of interest between us and Apollo, the Operating Manager and any of their respective affiliates. Under our LLC Agreement, it will be difficult for Shareholders to successfully challenge a resolution of a conflict of interest.

Whenever a potential conflict of interest arises among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of the Members, on the other hand, which is not already pre-approved in the LLC Agreement, the Board (or a committee of the Board consisting of independent directors, which will initially be the Audit Committee) or the Operating Manager or affiliates of the Operating Manager may resolve such conflict of interest. If the Board or the Operating Manager determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Company), then it will be presumed that in making this determination, the Board or the Operating Manager acted in good faith. A holder of our Shares seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption by clear and convincing evidence. This is different from the situation with a typical Delaware corporation, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

Also, if the Board obtains the approval of a committee of our independent directors (including the Audit Committee), the resolution will be permitted and deemed to be approved by all Shareholders and members of the Company (each, a “Member”) and shall not constitute a breach of the LLC Agreement, any agreement contemplated therein, or any duty otherwise existing under the LLC Agreement, at law or in equity. This is different from the situation with a typical Delaware corporation, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If Shareholders purchase, receive or otherwise hold Shares, they will be treated as having consented to the provisions set forth in the LLC Agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, Shareholders will, as a practical matter, not be able to successfully challenge an informed decision by a committee of our independent directors (including the Audit Committee).

Any claims, suits, actions or proceedings concerning the matters described above or any other matter arising out of or relating in any way to the LLC Agreement may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction or in the United States District Court for the District of Delaware.

Our LLC Agreement eliminates certain duties (including fiduciary duties) owed by the Board or other parties to the Company, the Members and the Shareholders. The Board, Apollo, the Members, the Operating Manager, our officers and their respective affiliates and certain service providers will be entitled to exculpation and indemnification resulting in limited right of action for Shareholders.

The LLC Agreement contains provisions that, subject to applicable law, reduce, modify, eliminate or replace the fiduciary duties that an indemnified party would otherwise owe to the Company, the Series, the Members and the Shareholders. For example, the LLC Agreement provides that whenever the Operating Manager or the Board (or any committee thereof) makes a determination or takes or declines to take any other action, or any affiliate of the Operating Manager causes the Operating Manager to do so, in its capacity as the Operating Manager as opposed to in its individual capacity, whether under our LLC Agreement or any other agreement, then, unless another express lesser standard is provided for in our LLC Agreement, the Operating Manager, the Board or such committee or such affiliates causing the Operating Manager to do so, shall make such determination or take or decline to take such other action in good faith and shall not be subject to any other or different duties or standards (including fiduciary duties or standards) imposed by our LLC Agreement any other agreement contemplated thereby or under any other law, rule or regulation or at equity. A determination or other action or inaction will conclusively be deemed to be in “good faith” for all purposes of our LLC Agreement if the person or persons making such determination or taking or declining to take such other action subjectively believes that the determination or other action or inaction is in, or not adverse to, the best interests of the Company or the applicable Series. In addition, the LLC Agreement provides that when the Operating Manager or its directors, employees or affiliates makes a determination or takes or declines to take any other action, or any of its affiliates causes it to do so, in its individual capacity as opposed to in its capacity as Operating Manager, whether under our LLC Agreement or any other agreement contemplated thereby or otherwise, then the Operating Manager or its directors, officers or affiliates, or such affiliates causing it to do so, are entitled, to the fullest extent permitted by law, to make such determination or to take or decline to take such other action free of any duty or obligation whatsoever to the Company, the Series, any Member, any Shareholder or any other person bound by the LLC Agreement, and the Operating Manager and its directors, officers and affiliates, or such affiliates causing it to do so, shall not, to the fullest extent permitted by law, be required to act in good faith or pursuant to any other standard imposed by our LLC Agreement, any other agreement contemplated thereby or under any other law, rule or regulation or at equity, and the person or persons making such determination or taking or declining to take such other action shall be permitted to do so in their sole and absolute discretion.

Our LLC Agreement also permits indemnified parties to engage in other business or activities, including those that might compete directly with us. Our LLC Agreement provides that, notwithstanding any other provision thereof or any duty that would otherwise exist at law or in equity, each of the indemnified parties may engage in or possess an interest in any other business or venture of any kind, independently or with others, on its own behalf or on behalf of other entities with which any of the indemnified parties is affiliated or otherwise, and each of the indemnified parties may engage in any such activities, whether or not competitive with the Company, the Series, any affiliate of the Company or any affiliate of a Series, without any obligation to offer any interest in such activities to the Company, the Series, an affiliate of the Company, an affiliate of the Series or to any Member or Shareholder, and the pursuit of such activities, even if competitive with the business of the Company, an affiliate of the Company, the Series or an affiliate of the Series shall not be deemed wrongful or improper or the breach of our LLC Agreement or of any duty otherwise existing hereunder, at law, in equity or otherwise.

These contractual standards replace the fiduciary duties to which such persons would otherwise be held under common law.

The above modifications and replacements of fiduciary duties are expressly permitted by Delaware law. Hence, we and holders of our Shares will only have recourse and be able to seek remedies against the indemnified parties if the indemnified parties breach their obligations pursuant to the LLC Agreement or any implied contractual covenant of good faith and fair dealing owed to the Company, the Members or the Shareholders. Unless an indemnified party breaches their obligations pursuant to the LLC Agreement or any implied contractual covenant of good faith and fair dealing owed to the Company, the Members or the Shareholders, we and holders of our Shares will not have any recourse against such any indemnified party even if such indemnified party were to act in a manner that was inconsistent with traditional fiduciary duties.

Under the LLC Agreement, each indemnified party (i) will not be liable to the Company, any Series, any Member, any Shareholder or any other person bound by the LLC Agreement for (A) any losses due to any act or omission by any indemnified party in connection with the conduct of the business of the Company or the Series unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that, in respect of the matter in question, such act or omission constitutes a Triggering Event (as defined below) by such indemnified party, (B) any losses due to any action or omission by any other person or entity, (C) any losses due to any mistake, action, inaction, negligence, dishonesty, actual fraud or bad faith of any broker, placement agent or other agent as provided in the LLC Agreement or (D) any change in U.S. federal, state or local or non-U.S. income tax laws, or in interpretations thereof, as they apply to the Company, the Series, the Members or the Shareholders, whether the change occurs through legislative, judicial or administrative action, and (ii) will be indemnified by the Company or the applicable Series from and against any and all claims, liabilities, damages, losses, costs and expenses of any kind, including legal fees and amounts paid in satisfaction of judgments, in compromises and settlements, as fines and penalties and legal or other costs and expenses of investigating or defending against any claim or alleged claim, of any nature whatsoever, known or unknown, liquidated or unliquidated, that are incurred by any indemnified party and arise out of or in connection with the business of the Company, the business of a Series or the performance by the indemnified party of any of its responsibilities under the LLC Agreement, in each case unless such claims, liabilities, damages, losses, costs or expenses result from an indemnified party’s act or omission constituting a Triggering Event; provided, however, that such claims, liabilities, damages, losses costs or expenses did not arise solely out of a dispute between or among the officers, directors, employees or partners of Apollo or its affiliates. “Triggering Event” means an act or omission that constitutes actual fraud or willful misconduct.

Each indemnified party may be entitled to receive advances for any expenses (including legal fees and expenses) incurred by such indemnified party in appearing at, participating in or defending any claim, demand, action, suit or proceeding that may be subject to a right of indemnification. For example, in their capacity as directors (or in a similar capacity) of the Asset-Backed Finance Assets or other entities which the Company acquires, the applicable indemnified party may be subject to derivative or other similar claims brought by shareholders of, or other investors in, such entities. Any indemnified party may seek indemnification or advancement from the Company (which indemnification or advancement will be considered an Operating Expense of, and be borne by, the applicable Series) prior to or in addition to seeking to cause such amounts to be borne by any other indemnitor (including any insurance maintained by Apollo, the Operating Manager, the Company or the applicable asset), regardless of the ultimate allocation of the corresponding liabilities. For the avoidance of doubt, the unavailability of exculpation or indemnification under the LLC Agreement will not preclude any indemnified party from recovering under any insurance policy the cost of which is borne by the Company and/or Apollo or its affiliates.

The expenses (including legal fees and expenses) (whether or not advanced) and other liabilities resulting from the applicable Series’ indemnification obligations are generally Operating Expenses and will be paid by or otherwise satisfied out of the assets of the applicable Series. The application of the foregoing standards may result in Shareholders having a more limited right of action in certain cases than they would have in the absence of such standards. To the fullest extent permitted by applicable law, except in the case of a Triggering Event, in the exercise of its authority pursuant to the LLC Agreement, the Operating Manager will not be required or expected to disregard the interests of other Apollo Clients and other Apollo stakeholders (including Apollo, its subsidiaries and their owners) if such interests are in conflict with those of the Company (although the Operating Manager will not be authorized to disregard the interests of the Company). Further, members of the Board and each committee thereof are held only to a duty of subjective good faith, and generally will be considered to have acted in good faith if they subjectively believe that a decision is in the best interests of the Company. As a result of these considerations, even though such provisions in the LLC Agreement will not act as a waiver on the part of any Shareholder of any of its rights under applicable U.S. securities laws or other laws the applicability of which is not permitted to be waived, the Company may bear significant financial losses even where such losses were caused by the negligence (even if heightened) of such indemnified parties. Such financial losses may have an adverse effect on the returns to the Shareholders.

Our LLC Agreement will include a jury trial waiver that could limit the ability of shareholders of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company.

The LLC Agreement will contain a provision pursuant to which Shareholders of the Company waive and release their respective rights to a trial by jury in any action or proceeding arising out of or relating to the LLC Agreement, or the transactions contemplated thereby. This jury trial waiver does not apply to any claim or cause of action arising out of or relating to the U.S. federal securities laws. Any person who becomes a Shareholder of the Company as a result of a transfer or assignment of Shares, including any purchasers in a secondary transaction, would become subject to the terms of the LLC Agreement, including the waiver of jury trial provisions.

If the Company opposed a jury trial demand based on the jury trial waiver, the appropriate court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law, including in respect of U.S. federal securities laws claims.

This waiver of jury trial provision may limit the ability of a shareholder of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the waiver of jury trial provision contained in the LLC Agreement to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action, which could harm our business, operating results and financial condition.

Our LLC Agreement will designate the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state courts in the State of Delaware or the United States District Court for the District of Delaware, and any appellate court thereof, as applicable, as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, members, managers, officers or other employees or their affiliates.

As permitted by the LLC Act, our LLC Agreement will provide that, subject to certain exceptions, Chancery of the State of Delaware will be the exclusive forum for any suit, action or proceeding seeking to enforce any provision of, or based on any matter arising out of or in connection with, the LLC Agreement or the transactions contemplated thereby, including any claim or cause of action (whether in contract, tort, statute, common law or otherwise) that may be based upon, arise out of or relate to the negotiation, execution or performance of the LLC Agreement including any claim (A) related to a representation or warranty made in connection with the LLC Agreement, (B) brought on behalf of the Company or a Series, (C) asserting breach of a duty, owed by any current or former Director, officer, employee, Operating Manager, Member or Shareholder of the Company or a Series, (D) arising pursuant to any provision of the LLC Act or the LLC Agreement or (E) governed by the internal affairs doctrine or, if such court lacks jurisdiction over the subject matter of such proceeding or if such jurisdiction is not available, the other courts of the State of Delaware or the United States District Court for the State of Delaware, and any appellate court thereof. This provision of our LLC Agreement does not provide exclusive jurisdiction to the Court of Chancery of the State of Delaware or any other state court in the State of Delaware where such court does not have jurisdiction, such as actions or proceedings brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our LLC Agreement will provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may have the effect of increasing shareholders’ difficulty in bringing claims against us or our directors, members, managers, officers or employees or their affiliates, potentially increasing the costs associated with bringing such claims and discouraging such claims. Any such provision in the Company’s LLC Agreement remains subject to any related substantive requirements under the Securities Act.

In connection with the submission to such courts in an appropriate action or proceeding, our LLC Agreement will provide that each shareholder waives any objection to venue in such courts and defense of inconvenient forum to the maintenance of such action or proceeding in such courts, in each case, to the fullest extent permitted by applicable law. Shareholders will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in our LLC Agreement. Furthermore, the validity of our forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find our forum selection provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions and we may not obtain the benefits of limiting jurisdiction to the courts selected.

Any person or entity purchasing or otherwise acquiring any interest in Shares of the Company will be deemed to have notice of and consented to the forum provisions in our LLC Agreement. Moreover, this choice of forum provision may limit a Shareholder’s ability to bring a claim in a judicial forum that the Shareholder finds favorable for disputes with the Company or any Series or any of the Company’s or any Series’ directors, officers, members, managers, other employees or shareholders or their affiliates, which may discourage lawsuits with respect to such claims.

Our business is subject to heightened risk because of our plans to acquire Asset-Backed Finance Assets outside of the United States, which results in numerous risks related to foreign investment, including additional economic and political risk.

The Company may acquire companies domiciled in or with operations or assets in countries outside of the United States, some of which may prove to be unstable. Additionally, there is often a high degree of government regulation in non-U.S. economies, including in the securities markets. Action by such governments may directly affect foreign investment in securities in those countries and may also have a significant indirect effect on the market prices of securities and of the payment of dividends and interest.

Non-U.S. investments involve certain risks not typically associated with investing in the United States, including risks relating to: (i) currency exchange matters, such as fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which the Company’s non-U.S. investments may be denominated and costs associated with the conversion of investment principal and income from one currency into another (see also “—We face heightened risks with non-U.S. currencies because the value of the currency with respect to the U.S. dollar may change” below); (ii) the imposition or modification of foreign exchange controls; (iii) the unpredictability of international trade patterns; (iv) differences between U.S. and non-U.S. markets, including potential price volatility in, and relative illiquidity of, some non-U.S. markets; (v) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation across some countries; (vi) certain economic, social and political risks, including restrictions on non-U.S. investment and repatriation of capital, the risks of economic, social and political instability (including the risk of war, terrorism, social unrest or conflicts) and the possibility of nationalization, confiscatory taxation or expropriation of assets; (vii) the possible imposition on Shareholders of non-U.S. taxes on income and gains recognized with respect to such non-U.S. investments (possibly directly) and the possible imposition of withholding taxes or branch taxes on earnings of the Company from investments in such jurisdictions; (viii) different insurance or bankruptcy laws and customs; (ix) high transaction costs and difficulty in enforcing contractual obligations; (x) less developed corporate laws and limited information regarding, among other things, fiduciary duties and the protection of investors; (xi) higher dependence on exports and the corresponding importance of international trade; (xii) greater risk of inflation; (xiii) inability to exchange local currencies for U.S. dollars; (xiv) increased likelihood of governmental involvement in and control over the economy; (xv) governmental decisions to cease support of economic reform programs or to impose centrally planned economies; (xvi) less developed compliance culture; (xvii) risks associated with differing cultural expectations and norms regarding business practices; (xviii) longer settlement periods for transactions and less reliable clearance and custody arrangements; (xix) less developed, reliable or independent judiciary systems for the enforcement of contracts or claims, including less developed bankruptcy laws and processes; (xx) greater regulatory uncertainty; (xxi) maintenance of the Company’s assets with non-U.S. brokers and securities depositories; (xxii) threats or incidents of corruption or fraud; (xxiii) less developed securities markets, which could result in potential price volatility and relative illiquidity; (xxiv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation, which could result in lower quality information being available and less developed corporate laws regarding fiduciary duties and the protection of investors; (xxv) certain economic and political risks, including potential economic, political or social instability, exchange control regulations, restrictions on foreign investment and repatriation of capital (possibly requiring government approval), expropriation or confiscatory taxation and higher rates of inflation and reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms; and (xxvi) fewer or less attractive financing and structuring alternatives and exit strategies.

In addition, these countries may have a short history as market economies, and acquisitions of assets or companies in such countries may entail a higher risk than with companies in North America or Europe. The Operating Manager will analyze risks in the applicable non-U.S. countries before making such acquisitions, but no assurance can be given that a change in political or economic climate, a lack of reliable and less detailed information than information typically available from U.S. investments or particular legal or regulatory risks might not adversely affect an acquisition by the Company.

Repatriation of income, assets and the proceeds of sales by companies foreign to such markets, such as the Company, may require governmental registration and/or approval in some emerging markets. The Company could be adversely affected by delays in or a refusal to grant any required governmental registration or approval for such repatriation or by withholding taxes imposed by emerging market countries on interest or dividends. In emerging markets, there is often less government supervision and regulation of business and industry practices, stock exchanges, over-the-counter markets, brokers, dealers, counterparties and issuers than in other more established markets. Any regulatory supervision that is in place may be subject to manipulation or control. Some emerging market countries do not have mature legal systems comparable to those of more developed countries. Moreover, the process of legal and regulatory reform may not be proceeding at the same pace as market developments, which could result in investment risk. Legislation to safeguard the rights of private ownership may not yet be in place in certain areas, and there may be the risk of conflict among local, regional and national requirements or authorities. In certain cases, the laws and regulations governing investments in securities may not exist or may be subject to inconsistent or arbitrary application or interpretation. Both the independence of judicial systems and their immunity from economic, political or nationalistic influences remain largely untested in many countries. The Company may also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in non-U.S. courts.

Future political and economic conditions in any of those countries may result in its government adopting different policies with respect to foreign investment. Any such changes in policy may affect ownership of assets, taxation, rates of exchange, environmental protection, repatriation of income and return of capital, with potentially adverse effects on the Company’s assets. Future actions of any relevant governments could have a significant effect on the relevant country’s economy, which could adversely affect private sector companies, market conditions and prices and yields of the Company’s assets. In recent years many countries have witnessed various terrorist attacks, civil unrest and other acts of violence, and it is possible that in the future such events as well as other adverse social, economic or political events in the Company’s target markets may adversely affect the value and prospects of the Company’s assets.

Changing political environments, regulatory restrictions and changes in government institutions and policies outside of the United States could adversely affect private investments. Civil unrest, ethnic conflict or regional hostilities may contribute to instability in some countries outside of the United States. Such instability may impede business activity and adversely affect the environment for foreign investments. The Company does not intend to obtain political risk insurance. Actions in the future of one or more non-U.S. governments could have a significant effect on the various economies, which could affect market conditions, prices and yields of securities in the Company’s holdings. Political and economic instability in any of the countries outside the United States in which the Company operates could adversely affect the Company’s assets.

The above factors will affect the evaluation of potential acquisitions and our ability to perform due diligence.

Our business may be affected by acquisitions and dispositions through partnerships, joint ventures and special purpose vehicles. Risks could include the possibility that the Company will not be able to implement acquisition decisions or exit strategies because of limitations on the Company’s control of the Asset or that its partner or co-venturer may experience economic difficulties or have divergent goals.

The Company may invest as a partner or a co-venturer with an unaffiliated third party. Joint Venture investments may, under certain circumstances, involve risks not otherwise present, including the possibility that the Company will not be able to implement acquisition decisions or exit strategies because of limitations on the Company’s control of the Asset-Backed Finance Asset and its general business discretion under the applicable agreements with a partner or co-venturer, or that a partner or co-venturer may become bankrupt, or may at any time have economic or business interests or goals that are inconsistent with those of the Company, may fail to fund its share of required capital contributions or otherwise default on its obligations, may make business decisions with which the Operating Manager does not agree or may block or delay necessary decisions. Such a partner or co-venturer does not have fiduciary duties to the Company and may also be in a position to take action contrary to the Company’s objectives, including forcing the sale of an Asset-Backed Finance Asset prior to the end of the Company’s optimal holding period. Such acquisitions may also have the potential risk of an impasse on decisions if neither partner nor co-venturer has full control over the partnership or Joint Venture. The Company will, however, seek to maintain sufficient rights with respect to such partnerships, Joint Ventures or Programmatic Acquisitions to permit the Company’s objectives to be achieved.

Disputes between the Company and a partner or co-venturer may result in litigation or arbitration that would increase the Company’s expenses and prevent the Company’s management and the Operating Manager from focusing their time and effort on the Company’s businesses and assets. Consequently, actions by, or disputes with, a partner or co-venturer might result in additional risks, including liability for the actions of a third-party partner or co-venturer and the inability to enforce fully, all rights one partner or co-venturer may have against the other. In the event of litigation, the Company could be found liable to its co-venturer or partner for a range of damages available under applicable law under theories arising in contract, tort or otherwise, including consequential damages well in excess of amounts originally at stake. Additionally, the Company and a co-venturer may provide joint guarantees or indemnities (or the Company may seek a back-to-back guarantee or indemnity from a co-venturer) in connection with a Joint Venture and, to the extent the co-venturer does not satisfy all or a portion of such obligations (or does not assume any such obligations), the Company may be required to satisfy the entirety of such obligation or such shortfall.

The Operating Manager may not have the opportunity to diligence the individual opportunities in which the Company participates pursuant to a Joint Venture and certain service contracts. Instead, the Operating Manager will need to depend on its arrangement with, and diligence of, the applicable sourcing or Joint Venture partner. The incentives of such a sourcing or Joint Venture partner, however, may not be aligned with those of the Company, and such a partner will not owe any fiduciary or other similar duties to the Company. Certain Joint Venture or sourcing arrangements may entail the Operating Manager’s binding commitment of a minimum amount to such an arrangement. In connection with a sourcing or Joint Venture arrangement, the Company may be obligated to bear retainers, closing, performance or other fees paid to sourcing, operating and Joint Venture partners, unless the Company is reimbursed for such fees. Sourcing, operating or Joint Venture partners may receive compensation calculated on investment performance, which may incentivize the making of higher risk investments, and may incur substantial expenses that are borne by the Company. In addition, the Company or an Asset may compensate sourcing, operating and/or Joint Venture partners for certain services, even where the Operating Manager has the capacity to provide and/or has historically provided the same services to the Company or other Apollo Clients without charge. In connection with certain investments, sourcing, operating and/or Joint Venture partners may receive origination fees, commitment fees, ticking fees and breakup fees, upfront fees, amendment fees, prepayment premiums and other types of third-party fees not shared with the Company. The Operating Manager may reduce or waive management fees with respect to sourcing, operating and/or Joint Venture partners in connection with any investment by such partners in the Company.

We face increased risk in acquiring portfolios of Asset-Backed Finance Assets, because we may be required to bid on Asset-Backed Finance Assets in a very short time frame and as a result may not be able to perform normal due diligence on such acquisitions. Additionally, the uncertainty of financial projections could have a material adverse impact on the ability of an Asset-Backed Finance Asset to realize projected values.

The Company, through its subsidiaries, may seek to purchase entire portfolios or substantial portions of portfolios from market participants in need of liquidity or suffering from adverse valuations. The Operating Manager may designate, in its discretion, whether any acquisition by the Company of multiple securities of one or more issuers or a series or pool of securities, instruments, interests, obligations or assets will constitute a single asset or several assets of the Company (including for purposes of the Company’s diversification limits and distribution waterfall). The Company may be required to bid on such portfolios in a very short time frame and may not be able to perform normal due diligence on the portfolio. Such a portfolio may contain instruments or complex arrangements of multiple instruments that are difficult to understand or evaluate. Such a portfolio may suffer further deterioration after purchase by the Company before it is possible to ameliorate such risk. As a consequence, there is substantial risk that the Operating Manager will not be able to adequately evaluate particular risks or that market movements or other adverse developments will cause the Company to incur substantial losses on such transactions.

While bidding on and operating Asset-Backed Finance Assets, the Operating Manager will generally design and, after an acquisition, establish the capital structure of Asset-Backed Finance Assets on the basis of financial projections for such Asset-Backed Finance Assets. Projections are forward-looking statements and are based upon certain assumptions. Projected operating results will normally be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions that the Operating Manager believes are reasonable at the time that the projections are developed. Projections are subject to a wide range of risks and uncertainties, however, and there can be no assurance that the actual results may not differ materially from those expressed or implied by such projections. Moreover, the inaccuracy of certain assumptions, the failure to satisfy certain financial requirements and the occurrence of other unforeseen events could impair the ability of an Asset-Backed Finance Asset to realize projected values. General economic conditions, which are not predictable, can also have a material adverse impact on the reliability of such projections.

Our business may be affected by purchasing, holding or disposing of special purpose vehicles or subsidiaries.

The Company is expected to purchase or hold through one or more special purpose vehicles or other subsidiaries a group of assets (regardless of whether such assets are related, purchased from a single seller or neither) in a single issuer or a group of issuers. If the Company purchases or holds through a special purpose vehicle or other subsidiary a group of assets (regardless of whether such assets are related, purchased from a single seller or neither) in a single issuer or a group of issuers, the Board or the Operating Manager, pursuant to delegation by the Board, has the authority, in its discretion, to designate any such special purpose vehicle or subsidiary as an Asset-Backed Finance Asset at any time, including before or after the creation or utilization thereof, and the Operating Manager will, in its discretion, define which entity or entities constitutes the Asset-Backed Finance Asset. Any such special purpose vehicle or other subsidiary (and not, for the avoidance of doubt, any asset made or held through such entity) will, unless otherwise determined by the Operating Manager in its discretion, be treated as an “Asset-Backed Finance Asset” for all purposes under the LLC Agreement, including that any such entity will be authorized to freely reinvest proceeds in, substitute collateral for, provide one or more guarantees, letters of credit, equity commitment letters or similar credit support (including on a joint and several or cross-collateralized basis or otherwise as described herein or in the LLC Agreement) for, and otherwise engage in financial transactions with, any of the entities comprising the enterprise conducted through such special purpose vehicle or other subsidiary and otherwise optimize its portfolio. In connection therewith, any such special purpose vehicle or other subsidiary may utilize or reserve proceeds generated at the level of any such special purpose vehicle or other subsidiary for purposes of making additional acquisitions or paying or reserving for the payment of fees, costs, expenses and other obligations of such special purpose vehicle or other subsidiary without having any obligation to necessarily cause such proceeds to be distributed by such special purpose vehicle or other subsidiary to the Company (and, in turn, to the Shareholders), even if such special purpose vehicle or other subsidiary is an entity that is utilized to facilitate the making of acquisitions by the Company only, or the Company together with other Apollo Clients. No restriction, limitation or obligation set forth herein or in the LLC Agreement or any agreement to or with one or more Shareholders (an “Other Agreement”) that is applicable to the Company will be deemed to apply at the level of a special purpose vehicle, subsidiary, Asset-Backed Finance Asset, Asset or issuer. As such, the Operating Manager is subject to conflicts of interest in determining whether an entity should be designated as an Asset-Backed Finance Asset.

The Operating Manager or an affiliate thereof could serve as the controlling person of a special purpose vehicle formed for the purpose of holding and subsequently liquidating assets of the Company. There can be no assurance that the Operating Manager will be able to sell or otherwise dispose of all or any portion of the assets held by any such special purpose vehicle in a timely manner, if at all, or at prices that reflect the value of such assets.

Acquisitions through offshore holding companies could be subject to registration.

The Company is permitted to acquire Asset-Backed Finance Assets issued in a particular country indirectly through holding companies organized outside of such country. Government regulation in such country could, however, restrict the ability of such Asset-Backed Finance Assets to pay interest or dividends or make other payments to a “foreign” holding company. Additionally, any transfer of funds from a “foreign” holding company to its subsidiary, either as a shareholder loan or as an increase in equity capital, could be subject to taxation or registration with or approval by government authorities in such country. Such restrictions could materially and adversely limit the ability of any “foreign” holding company in which the Company holds a position to grow or make acquisitions that could be beneficial to its businesses, pay dividends or otherwise fund and conduct its business.

The Company is subject to heightened risk of conflicts of interests due to Apollo or its affiliate’s ability to provide debt financing to Shareholders while acting as Operating Manager.

From time to time, prospective and existing Shareholders may inform the Operating Manager that they intend or would like to finance or lever their investment in the Company using both equity and debt financing, with all or a portion of the debt financing being provided by a lender that has, among other things, such Shareholders’ Shares in the Company as collateral for such debt financing. It is possible that the lender could be Apollo, its affiliates, Apollo Clients, Athene Holding Ltd. (“Athene”) or its subsidiaries (collectively, the “Athene Group”), Athora Holding Ltd. (“Athora”) or its subsidiaries (collectively, the “Athora Group”) or one or more of their respective portfolio investments. In this instance, there could be conflicts of interest with respect to the provision of such debt financing by any such person to such Shareholder or an Apollo-managed vehicles through which such Shareholders invest in the Company. Such lenders would earn and/or be reimbursed for customary fees, costs and expenses, and none of the foregoing amounts would offset Management Fees payable by the Company. It is also possible that such lending activities could have adverse effects on the Company and the manner in which it is managed, given that an affiliate of Apollo could be the Operating Manager and the lender to the Shareholder. None of the foregoing transactions will be subject to the approval of or be subject to a notification requirement in favor of the Board or any other Shareholder.

Due to conflicts between Apollo or its affiliates and the Company regarding allocation of acquisition opportunities, there is no guarantee that the Company will participate in specific Apollo opportunities, which may harm the Company’s performance.

Apollo provides investment management services to other Apollo Clients, and Apollo and/or such Apollo Clients will have one or more strategies that overlap or conflict with those of the Company, including with respect to asset-backed finance and other strategies. The employment by Apollo of conflicting strategies for other Apollo Clients could adversely affect the prices and availability of the securities and other assets which the Company acquires.

As a general matter, the Company will be permitted to participate in acquisition opportunities alongside other Apollo Clients and in certain instances alongside Apollo affiliates (such as Syndication Entities), subject to and in accordance with Apollo’s allocation policies and procedures, in effect from time to time. If participation in specific acquisition opportunities is appropriate for both the Company and one or more other Apollo Clients (or Apollo itself), participation in such opportunities will be allocated pursuant to Apollo’s allocation policies and procedures. There can be no assurance, however, that the application of such policies will result in the allocation of a specific opportunity to the Company or that the Company will participate in all opportunities falling within its objective. Such considerations can result in allocations of certain opportunities among the Company and other Apollo Clients on other than a pari passu basis and, in some cases, to a newly formed Apollo Client established for a particular acquisition. In the past, the application of such policies has resulted in the allocation by Apollo of certain investment opportunities relating to the alternative investment management business to (i) Apollo rather than to Apollo Clients or (ii) a newly formed Apollo Client created for a particular acquisition opportunity, and Apollo expects to allocate such opportunities in a similar manner in the future. As Apollo continues to seek additional sourcing channels for acquisition opportunities for the Company and other Apollo Clients, as well as Apollo, it is also anticipated that there will be opportunities for acquisitions in various companies or businesses, including among others financial services companies and investment advisory/management businesses, that would be allocated to Apollo (and not Apollo Clients, including the Company) as part of developing investment sourcing opportunities for the platform, including as part of such underlying investment, a commitment to fund or otherwise contemporaneously participate in such sourcing opportunities by Apollo Clients, including the Company (such investments, “Platform Investments”). Any fees, costs and expenses arising from or in connection with the discovery, evaluation, investigation, development and consummation of potential Platform Investments or joint ventures (including joint ventures formed in connection with Platform Investments) will be considered Operating Expenses and will be borne by the Company in accordance with Apollo’s expense allocation procedures. In addition, for any such Platform Investments or joint ventures, to the extent the Company participates in one or more acquisition opportunities sourced by such platform (irrespective of whether any such investment is consummated), any fees earned by Apollo in respect of such Platform Investment or joint venture, including management fees or other incentive compensation arrangements, will not constitute Special Fees and will not be applied to reduce Management Fees; instead such payments will be treated as Other Fees. None of the Shareholders will have an interest in investments made by such other Apollo Clients solely by reason of their investment in the Company. See “—Risks Related to Regulatory Matters—Some of our assets may be treated as “securitizations” under the EU/U.K. Risk Retention Rules.”

To the extent that the participation of the Company or any Shareholder in the Company in an acquisition opportunity that is otherwise suitable for the Company and other Apollo Clients would cause the acquisition to become subject to requirements and restrictions of a law, rule or regulation that could have an adverse impact on any participating Shareholder in such opportunity, Apollo may determine to modify some or all of the terms of such opportunity or to exclude the Company or any such Shareholder in the Company from participating in such opportunity.

We face heightened risk of conflicts of interest with the boards of directors of Asset-Backed Finance Assets because we expect our or our affiliates’ officers and employees to serve as members of such boards.

It is expected that our and our affiliates’ officers, employees, consultants or operating partners will serve as directors of Asset-Backed Finance Assets. In addition to any duties such persons may owe to the Company, as directors of Asset-Backed Finance Assets, these individuals will also owe duties to the shareholders of the Asset-Backed Finance Assets and persons other than the Company (which, in each case, could include other Apollo Clients who are themselves shareholders of such Asset). In general, such positions are often important to the Company’s strategy and may enhance the ability of the Operating Manager to manage the Company’s assets. However, such positions may have the effect of impairing the ability of the Company to sell the related assets when, and upon the terms, the Operating Manager may otherwise desire. In addition, such positions may place our officers or such other persons in a position where they must make a decision that is either not in the best interests of the Company or not in the best interests of the shareholders of the Asset-Backed Finance Asset. Should a Company officer or other representative make a decision that is not in the best interests of the shareholders of an Asset, such decision may subject the Operating Manager and the Company to claims they would not otherwise be subject to as a shareholder, including claims of breach of the duty of loyalty, securities claims and other director-related claims. In general, the Company will indemnify the Operating Manager and other indemnified parties from such claims.

In addition, the interests of Apollo, its affiliates and other Apollo Clients that have invested in the Asset-Backed Finance Asset with respect to the management, investment decisions or operations of an Asset-Backed Finance Asset may at times be in direct conflict with those of the Company. As a result, in such circumstances, Apollo and its affiliates will face actual or apparent conflicts of interest, in particular in exercising powers of control over, or making decisions with respect to, such Asset-Backed Finance Assets.

We face heightened risks due to the incentives and discretion of the Operating Manager and affiliates to allocate fees or performance based compensation to Co-Investors.

The Operating Manager, any Apollo Clients, any Apollo affiliates or any of their respective affiliates may (or may not) in their discretion, (i) charge or otherwise receive incentive allocation, management fees, performance fees, consulting fees, transaction fees and other fees and costs to any Co-Investors (including at lower rates than what is being charged to Shareholders of the Company) and may make an acquisition, or otherwise participate, in any vehicle formed to structure a Co-Investment and facilitate receipt of such performance fees, incentive allocation, management fees, consulting fees, transaction fees and other fees and costs or (ii) collect customary fees (including breakup fees) in connection with actual or contemplated acquisitions that are the subject of such Co-Investment arrangements. Any performance-based compensation (such as performance fees), management fees or other similar fees received from Co-Investors with respect to any Co-Investment may (or may not) differ from those charged to the Company. Furthermore, since the Operating Manager may receive performance-based compensation (such as performance fees), management fees or other similar fees under its agreement with such a Co-Investor, which may be more favorable than the fees paid by the Company, there may be an incentive for the Operating Manager to transfer interests in an Asset-Backed Finance Asset instrument to a Co-Investor in greater amounts and on terms, including price, that are less favorable to the Company than they would otherwise be. Additionally, in those circumstances where the applicable Co-Investors include one or more members of an Asset’s management group, the Co-Investors who are members of such management group may receive compensation relating to the acquisition of such Asset-Backed Finance Asset, including incentive compensation arrangements. With respect to consummated Co-Investments, Co-Investors will typically bear their pro rata share of fees, costs and expenses related to the discovery, investigation, development, acquisition or consummation, ownership, maintenance, monitoring, hedging and disposition of their Co-Investments.

We face heightened risk from working with Affiliated Service Providers since key personnel will not devote their full time or attention to the Company and could leave the Affiliated Service Provider at any time.

The Company and its Asset-Backed Finance Assets will acquire or appoint from time to time Affiliated Service Providers to provide particular services to the Asset-Backed Finance Assets and the Company, including AGS, as discussed in more detail below. The Company and any such Asset-Backed Finance Assets will depend upon the diligence, skill and business relationships of the Affiliated Service Providers. Key employees of an Affiliated Service Provider could depart at any time. The departure of one or more key employees or a significant number of the employees of an Affiliated Service Provider could therefore affect such Affiliated Service Provider’s ability to provide services to the Company or its Asset-Backed Finance Assets, which could have a material adverse effect on the Company’s ability to achieve its objectives. Affiliated Service Providers will not provide services to the Company or its Asset-Backed Finance Assets on an exclusive basis, and could prioritize servicing other Apollo Clients, Apollo or its affiliates or their respective portfolio investments over the Company or its Asset-Backed Finance Assets.

Furthermore, although the ABC leadership team and other investment professionals intend to devote sufficient time to the Company so that it can carry out its proposed activities, all of the ABC leadership team members are also responsible for the broader Apollo asset-backed finance platform and, as a result, not all of their business time will be devoted to the Company as they will be responsible for the day-to-day activities and investments of certain Apollo asset-backed finance platform businesses (including, without limitation, asset-backed funds, vehicles and/or accounts; which include specific time commitment requirements). In addition, Apollo may from time to time establish Apollo vehicles that focus on investments that fall within and outside of the Company’s strategy and objective and Apollo investment professionals (including certain of the Company’s team members) will spend time and attention on such Apollo vehicles.

The historical performance of an Affiliated Service Provider is not indicative, or a guarantee, of its future performance, and may vary as a result of an adverse development in the Affiliated Service Provider’s business, an economic downturn or legal, tax, regulatory or other changes. Affiliated Service Providers may operate at a loss, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or experience financial distress, any of which may result in a loss to the Company and diminish the Company’s ability to make other acquisitions. Any adverse development affecting an Affiliated Service Provider’s financial condition may also result in an interruption of services to the Company, which could have a material adverse effect on the Company’s ability to meet its objectives.

Due to the Company or its affiliates entering into exclusivity arrangements, we face the risk of having to turn down opportunities we might otherwise be interested in.

It is possible that, from time to time, the Company, Apollo, other Apollo Clients or any of their respective affiliates or Asset-Backed Finance Assets, could enter into exclusivity, non-competition or other arrangements with one or more joint venture partners, operating partners or other third parties with respect to potential acquisitions in a particular geographic region or with respect to a specific industry or asset type pursuant to which the Company or Apollo or any of their respective affiliates, could agree, among other things, not to make acquisitions in such region or with respect to such industry or asset type outside of its arrangement with such person. Similar issues could arise in connection with the disposition of an asset. Accordingly, there could be circumstances in which Apollo or an Apollo Client could source a potential acquisition opportunity or be presented with an opportunity by a third party, and, as a result of such arrangements with such person, the Company or its assets could be precluded from pursuing such acquisition opportunity.

Such acquisitions will involve risks in connection with such third-party involvement, including the possibility that a third party could have financial difficulties resulting in a negative impact on such acquisitions. Furthermore, a third-party co-investor, operating partner or joint venture partner advisor might have economic or business interests or goals that are inconsistent with those of the Company or could be in a position to take (or block) action in a manner contrary to the objectives of the Company. The Company might also in certain circumstances be liable for the actions of such third parties. While the Company can seek to obtain indemnities to mitigate such risk, such efforts might not be successful. In addition, acquiring alongside a third party may require that the Company participate through tax structures that are different than, and in some circumstances may be less advantageous for Shareholders of the Company than, if the acquisition was made exclusively by the Company (or the Company and other Apollo Clients). Acquisitions made with such third parties in joint ventures or other entities could involve arrangements whereby the Company would bear a disproportionate share of the expenses of the joint venture and/or portfolio entity, as the case may be, including any overhead expenses, management fees or other fees payable to the joint venture partner (or the management team of the joint venture portfolio entity), employee compensation, diligence expenses or other related expenses in connection with backing the joint venture or the build out of the joint venture portfolio entity. Such expenses can be borne directly by the Company as Operating Expenses or indirectly as the Company bears the start-up and ongoing expenses of the newly formed joint venture portfolio entity.

The compensation paid to joint venture and operating partners, if any, could be comprised of various types of arrangements, including one or more of the following: (i) management or other fees, including, for example, origination fees and development fees payable to the joint venture partner (or the management team of the joint venture portfolio entity); (ii) performance fee distributions and/or other profit sharing arrangements payable to the joint venture partner (or the management team of the joint venture portfolio entity), including profits realized in connection with the disposition of a single asset, the whole joint venture portfolio entity or some combination thereof; and (iii) other types of fees, bonuses and compensation not otherwise specified above. None of the compensation or expenses described above, if any, will be offset against any Management Fees or Performance Fee distributions payable to the Operating Manager or Apollo in respect of the Company. In addition, joint venture and operating partners (and/or their officers, directors, employees or other associated persons), if any, could be permitted to invest in the Company, other Apollo Clients or specific transactions (including Asset-Backed Finance Assets) on a no-fee/no-carry basis. Members of the management team for a joint venture portfolio entity could include consultants and/or former Apollo employees.

In the event that the Company has a non-controlling interest in any such acquisition, there can be no assurance that minority rights will be available to it or that such rights will provide sufficient protection of the Company’s interests. The Company’s business strategies in certain assets could, but are not expected to, depend on its ability to enter into satisfactory relationships with joint venture or operating partners. There can be no assurance that Apollo’s future relationship with any such partner or operator would continue (whether on currently applicable terms or otherwise) with respect to the Company or that any relationship with other such persons would be able to be established in the future as desired with respect to any sector or geographic market and on terms favorable to the Company.

We expect our acquisitions to include Asset-Backed Finance Assets in regulated industries that could negatively affect the Company. Acquisitions of Asset-Backed Finance Assets in regulated industries exposes us to a higher level of regulatory control than typically imposed on other businesses.

In many instances, the making or acquisition of Asset-Backed Finance Assets involves an ongoing commitment to a municipal, state or federal government, quasi-government, industry, self-regulatory or other relevant regulatory authority, body or agency (“Regulatory Agencies”). These more highly regulated industries include among others, real estate, financial services (including banking, investing and mortgage servicing), transportation (e.g., aviation), energy and power generation, civil engineering and urban development, construction and businesses that serve primarily customers that are governmental entities, including the defense industry. Certain asset-based instruments (e.g., those involving hospitality, hotels and leisure) also can involve regulated activities (e.g., gaming and liquor). The nature of these obligations exposes the owners of Asset-Backed Finance Assets to a higher level of regulatory control than typically imposed on other businesses, including rules regarding transfer of ownership. Regulatory Agencies may impose conditions on the construction, operations and activities of an Asset-Backed Finance Asset as a condition to granting their approval or to satisfy regulatory requirements. This may include requirements that such assets remain managed by the Company, the Operating Manager or their respective affiliates, which may limit the ability of the Asset-Backed Finance Assets to dispose of the assets at opportune times.

Regulatory Agencies may have considerable discretion to change or increase regulation of the operations of an Asset-Backed Finance Asset or to otherwise implement laws, regulations or policies affecting its operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agency counterparties may have. Accordingly, additional or unanticipated regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions, may be required to acquire Asset-Backed Finance Assets, and additional approvals may become applicable in the future due to, among other reasons, a change in applicable laws and regulations or a change in the relevant Asset-Backed Finance Asset’s customer base. There can be no assurance that an Asset-Backed Finance Asset will be able to: (i) obtain all required regulatory approvals that they do not yet have or that they may require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Licenses and regulatory approvals may be expensive or result in delays to transfer of development of Asset-Backed Finance Assets. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by an Asset-Backed Finance Asset, the completion of a previously announced acquisition or sale to a third party, or could prevent operation of a facility owned by an Asset-Backed Finance Asset, the completion of a previously announced acquisition or sale to a third party, or could otherwise result in additional costs to the Asset-Backed Finance Asset and the Company.

Since many Asset-Backed Finance Assets will provide basic, everyday services and face limited competition, Regulatory Agencies may be influenced by political considerations and may make decisions that adversely affect the Asset-Backed Finance Asset’s business. Certain types of Asset-Backed Finance Assets are very much in the “public eye” and politically sensitive, and as a result the Company’s activities, may attract an undesirable level of publicity. Additionally, pressure groups and lobbyists may induce Regulatory Agency action to the detriment of the Company as the owner of the relevant asset or business. There can be no assurance that the relevant government will not legislate, impose regulations or change applicable laws or act contrary to the law in a way that would materially and adversely affect the business of the Asset-Backed Finance Assets. The profitability of certain types of Asset-Backed Finance Assets may be materially dependent on government subsidies being maintained (for example, government programs encouraging the development of certain technologies such as solar and wind power generation). Reductions or eliminations of such subsidies may have a material adverse impact on the Asset-Backed Finance Assets and the Company.

Where the Company or an Asset-Backed Finance Asset holds a concession or lease from a Regulatory Agency, such arrangements are subject to special risks as a result of the nature of the counterparty. The concession or lease may restrict the operation of the relevant asset or business in a way that maximizes cash flows and profitability. The lease or concession may also contain clauses more favorable to the Regulatory Agency counterparty than a typical commercial contract. In addition, there is the risk that the relevant Regulatory Agency will exercise sovereign rights and take actions contrary to the rights of the Company or an Asset-Backed Finance Asset under the relevant agreement. Poor performance and other events during construction or operating phases may lead to termination of the relevant concession or lease agreement, which may or may not provide for compensation to the relevant Asset-Backed Finance Asset. If it does, as the Asset-Backed Finance Asset would generally be deemed to have been “at fault,” then often the amount of any related senior debt may not be paid out in full and compensation for lost equity returns may not be provided.

Certain Asset-Backed Finance Assets may require the use of public ways or may operate under easements. Regulatory Agencies may retain the right to restrict the use of such public ways or easements or require an Asset-Backed Finance Asset to remove, modify, replace or relocate facilities relating to Asset-Backed Finance Assets at its own expense. If a Regulatory Agency exercises these rights, an Asset-Backed Finance Asset could incur significant costs and their ability to provide services to their customers could be disrupted, which could adversely impact the performance of such investment.

Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures and/or regulatory capital requirements in the case of banks or similarly regulated entities. If an Asset-Backed Finance Asset fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines.

An Asset-Backed Finance Asset also could be negatively affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact an Asset-Backed Finance Asset’s business and governments may be influenced by political considerations and may make decisions that adversely affect an Asset-Backed Finance Asset’s business. Additionally, certain Asset-Backed Finance Assets have unionized work forces or employees who are covered by a collective bargaining agreement, which could subject any such Asset-Backed Finance Asset’s activities and labor relations matters to complex laws and regulations relating thereto.

Moreover, an Asset-Backed Finance Asset’s operations and profitability could suffer if it experiences labor relations problems. Upon the expiration of any such Asset-Backed Finance Asset’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such company’s facilities could have a negative effect on its business, results of operations and financial condition. Additionally, any such problems may bring scrutiny and attention to the Company itself, which could adversely affect the Company’s ability to implement its objectives.

An Asset-Backed Finance Asset’s operations may rely on government licenses, concessions, leases or contracts that are generally very complex and may result in a dispute over interpretation or enforceability. Even though most permits and licenses are obtained prior to the commencement of full project operations, many of these licenses and permits have to be maintained over the project’s life. If the Company or an Asset-Backed Finance Asset fails to comply with these regulations or contractual obligations, they could be subject to monetary penalties or may lose their right to operate the affected asset, or both.

The use of back leverage increases the risks associated with collateralized assets held through the same leverage facilities. The use of back leverage also could limit the ability of a collateralized vehicle to make distributions.

The Company may (i) create a special purpose vehicle, contribute the Company assets to such vehicle (or make acquisitions directly through such vehicles), and cause such vehicle to make borrowings or (ii) cause multiple such vehicles to engage in joint borrowings and/or cross-collateralize assets held by such vehicles. The lender or other provider of financing in any such arrangement can be any party from which the Company is permitted to borrow, as described under “—Credit facilities may impose limitations on our business, such as caps on borrowings, or result in the Company being liable for borrowings of another party to a transaction” above. Any arrangements entered into by such vehicle or entity (and not the Company itself), will not be considered borrowings by the Company for purposes of the limits on borrowings (or any limits on issuing additional interests) by the Company or limits on cross-collateralization. In either case of (i) or (ii), such vehicle(s) will not be treated as a single vehicle for purposes of ABC’s investment limitations, if any even if multiple Asset-Backed Finance Assets are pledged to and at risk with respect to a borrowing with respect to one single Asset-Backed Finance Asset. In connection with the foregoing, distributions from one Asset-Backed Finance Asset may be used to pay interest and/or principal on borrowing secured by other Asset-Backed Finance Assets, which amounts will also not be treated as interest by the

Company for purposes of any limitations. The use of back leverage potentially enhances the return profile of these Asset-Backed Finance Assets and the Company overall, but also increases the risk of the applicable Asset-Backed Finance Assets, including the risks associated with collateralized Asset-Backed Finance Assets held through the same leverage facilities. See “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Asset-Backed Finance Asset and this may increase the exposure of such Asset-Backed Finance Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” below.

If the Company were to create one or more of such vehicles, the Company would depend on distributions from a vehicle’s assets out of its earnings and cash flows to enable the Company to make distributions to its Shareholders. The ability of such a vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict the Company’s ability, as the holder of a vehicle’s common equity interests, to receive cash flow from these Asset-Backed Finance Assets. There is no assurance any such performance tests will be satisfied. Also, a vehicle may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan in, and the distribution of cash out of, such a vehicle, or cash flows may be completely restricted for the life of the relevant vehicle. Such restrictions or other delays in distributions resulting from these arrangements could also result in Series II Shareholders being subject to tax on income or gains without receiving corresponding cash distributions from Series II, which taxes may be material.

We face heightened risk of the adverse effects associated with bridge financings, and the interest rates on such financings might not reflect that risk. When a short-term loan (or bridge financing) remains outstanding for long periods of time or when expected sources of cash to repay loans to the borrower do not become available, the interest rate charged may not adequately reflect the risk associated with the position taken by the Company.

From time to time, the Company may provide interim financing to Asset-Backed Finance Assets or may “underwrite” Co-Investment capital in order to facilitate an acquisition, typically on an unsecured basis (which may initially be intended on a short-term basis but may become a long-term basis as more fully described below) in anticipation of a future issuance of equity or long-term debt securities, repayment, refinancing or “sell-down” to Co-Investors. It can be expected that the Company will make loans to Asset-Backed Finance Assets where such Asset requires an infusion of cash for various reasons, including, but not limited to, capital expenditures. In some situations, the Company expects to make a short-term loan or otherwise invest on an interim basis in an Asset-Backed Finance Asset. In particular, the Company may make (i) acquisitions in excess of the amounts that the Company wishes to hold therein with a view to selling the excess to another person or entity within 12 months or less of such acquisition, (ii) acquisitions intended to be financed by the Company or a special purpose vehicle with a third party within 12 months or less of its acquisition or (iii) engage in financing transactions (including loan guarantees) intended to be repaid in 12 months or less entered into between the Company and an Asset-Backed Finance Asset or through an Asset-Backed Finance Asset on an interim basis pending the refinancing or sale to another person or entity in connection with, or in order to facilitate, the consummation of the Company’s acquisition of the Asset-Backed Finance Asset or through an Asset-Backed Finance Asset. While any such short-term loan (or bridge financing) could be converted into a more permanent, long-term security, it is entirely possible, for reasons not always in the Company’s control, issuance of long-term securities or other refinancing or syndication may not occur and such short-term loans (or bridge financings) may remain outstanding for long periods of time. Similarly, expected sources of cash to repay loans to the borrower may not become available. In such events, the interest rate charged may not adequately reflect the risk associated with the position taken by the Company.

Where both the Company and one or more Syndication Entities (as defined below) commit to all or any portion of an asset that is expected to be syndicated, Apollo may choose to split the post-closing syndication between the Company and such Syndication Entities based on a methodology determined by Apollo, in its discretion, which could include syndication on a non-pro rata basis. If there is insufficient demand and the full amount bridged by the Company and Syndication Entities in the aggregate is not repaid, refinanced or syndicated (including for reasons outside of the control of the Company or such Syndication Entities), the Company will be left with a more concentrated exposure to the relevant asset than was originally desired and a more concentrated exposure than it would have had if the Company’s Bridge Financing were syndicated on a priority basis relative to Syndication Entities. In addition, where Syndication Entities and/or the Company commit to any portion of a follow-

on investment that is expected to be syndicated and any portion of such follow-on investment is not successfully syndicated, Syndication Entities and/or the Company could as a result participate in the follow-on investment on a non-pro rata basis relative to their share of the original investment. In connection with any syndication undertaken together by the Company and any Syndication Entities, it is anticipated that the Company would obtain “back-to-back” commitments or support from such Syndication Entities and bear the credit risk of such Syndication Entities vis-à-vis the potential Asset-Backed Finance Asset. The Company may not be compensated for bearing such risk; however, it is not anticipated that such risk would be material. Furthermore, the interest rate (if any) on a Bridge Financing may not adequately reflect the risk associated with the unsecured position taken by the Company.

Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person.

The Operating Manager will, from time to time, depending on the type of acquisition opportunity, in its discretion, offer Co-Investments to, reserve Co-Investments for or otherwise cause the Company to participate in Co-Investments with Co-Investors (including participants in side-by-side co-investment rights). The Operating Manager may also structure a Co-Investment in a manner that does not involve forming a vehicle managed or advised by the Operating Manager or one of its affiliates, and any Shareholders so participating in such Co-Investment will not be Co-Investors for purposes of the LLC Agreement unless otherwise determined by the Operating Manager, in its discretion.

Apollo has the authority to allocate Co-Investments among Co-Investors in any manner it deems appropriate, taking into account those factors that it deems relevant under the circumstances, including: (i) the character or nature of the Co-Investment (e.g., its size, structure, geographic location, relevant industry, tax characteristics, timing and any contemplated minimum commitment threshold); (ii) the level of demand for participation in such Co-Investment; (iii) the ability of a prospective Co-Investor to analyze or consummate a potential Co-Investment on an expedited basis; (iv) certainty of funding and whether a prospective Co-Investor has the financial resources to provide the requisite capital; (v) the investing objectives and existing portfolio of the prospective Co-Investor; (vi) as noted above, whether a prospective Co-Investor meets any of the criteria described herein; (vii) the reporting, public relations, competitive, confidentiality or other issues that may also arise as a result of the Co-Investment; (viii) the legal or regulatory constraints to which the proposed instrument is expected to give rise; (ix) the ability of the prospective Co-Investor to make commitments to invest in other Apollo Clients (including contemporaneously with the applicable Co-Investment); (x) Apollo’s own interests; (xi) whether the prospective Co-Investor can provide a strategic, sourcing or similar benefit to Apollo and/or its portfolio investments, the Company and/or its Asset-Backed Finance Assets or one or more of their respective affiliates due to industry expertise, regulatory expertise, end-user expertise or otherwise and (xii) the prospective Co-Investor’s existing or prospective relationship with Apollo, including, for example, the fact that certain insurance balance sheet investors are affiliates of Apollo as well as Apollo Clients. With respect to allocations influenced by Apollo’s own interests, there may be a variety of circumstances where Apollo will be incentivized to afford Co-Investments to one Co-Investor over another. Apollo expects that these factors will lead Apollo to favor some potential Co-Investors over others with respect to the frequency with which Apollo offers them Co-Investments. Apollo also expects to allocate certain Co-Investors a greater proportion of an investment opportunity than others as a result of these factors. In addition, depending on the fee structure of the Co-Investment, if any, Apollo could be economically incentivized to offer such Co-Investment to certain Co-Investors over others based on its economic arrangement with such Co-Investors in connection with the applicable Co-Investment or otherwise, including in connection with facilitating such Co-Investor (in its capacity as such with respect to the Company or any other Apollo Client) to express interest and participate as a shareholder of the Company, the terms of which will not be available for election through any “most favored nations process.”

Apollo could be contractually incentivized or obligated to offer certain Co-Investors a minimum amount of Co-Investments, or otherwise bear adverse economic consequences for failure to do so, which consequences may include, a loss of future economic rights, including performance fee or other incentive arrangements. Apollo also could agree, in an Apollo Client’s governing documents, that all or certain of the investors in such Apollo Client will be offered Co-Investments arising out of such Apollo Client’s investment activities on a priority basis before any other person is offered all or a portion of any such opportunity (however, such an agreement generally would be expected to be subordinate to Apollo’s ability to offer Co-Investments to other Apollo Clients or strategic Co-Investors). Further, from time to time, Apollo establishes Apollo Clients for the sole purposes of investing in co-investment opportunities that arise. No Shareholder (i) should have any expectation of receiving a Co-

Investment or (ii) will be owed any duty or obligation in connection therewith. Moreover, given Apollo’s management of substantially all of the Athene Group’s assets, and the treatment of the Athene Group and its related entities as Apollo Clients under applicable circumstances (notwithstanding the merger between Apollo and the Athene Group), Apollo is incentivized to allocate co-investment opportunities to the Athene Group, which could create the appearance or existence of a conflict of interest insofar as Apollo being viewed as allocating Co-Investment opportunities, including on a selective basis, to itself.

Apollo could allocate Co-Investments to prospective Co-Investors that ultimately decline to participate in the offered Co-Investment. In such instance, if another Co-Investor is not identified, the Company may be unable to consummate an acquisition, or may end up holding a larger portion of an instrument than the Operating Manager had initially anticipated, in which case the Company may have insufficient capital to pursue other opportunities or may not achieve its intended asset diversification. If the Company has participated in a Co-Investment alongside any co-investment vehicle or other Apollo Client and the Company is subsequently called upon to make an additional investment in respect of such Co-investment, the Company may participate in such additional investment for a non-pro rata share up to the full amount of such additional investment.

Co-Investments involving the raising of passive investor capital will generally be made at substantially the same time as (or within a reasonable time before or after) the Company’s acquisition and on economic terms at the level substantially no more favorable to the applicable Co-Investors than those on which the Company acquires at the time of such Co-Investment (to the extent reasonably practicable, taking into account such facts and circumstances as are applicable with respect to such Co-Investment at the time of such Co-Investment and it being understood that legal, tax, regulatory or similar considerations or limitations may affect the form of such Co-Investments). Any such Co-Investment (other than a Co-Investment by another Apollo Client that was not formed for the purpose of co-investing in the applicable Co-Investment) generally will be sold or otherwise disposed of at substantially the same time (and, in the case of a partial disposition, in substantially the same proportion) as the Company’s disposition of its interest in such instrument and on economic terms at the level substantially no more favorable to such Co-Investors than those on which the Company disposes of its interest in such instrument at the time of such disposition (to the extent reasonably practicable, taking into account such facts and circumstances as are applicable with respect to such Co-Investment at the time of the disposition of such Co-Investment), unless, in either case, the Operating Manager determines in good faith that (i) other terms, proportions or timing are (a) advisable due to legal, tax, regulatory or similar considerations or limitations or (b) advisable in order to facilitate a transaction or (ii) such Co-Investment is or was intended, on or prior to the date of the consummation of the relevant instrument, to be syndicated. The previous sentence will also not apply to any investments by (1) management or employees of the relevant Asset-Backed Finance Asset, (2) consultants or advisors with respect to such Asset-Backed Finance Asset, (3) preexisting investors or other persons that are not affiliates of the Operating Manager and are associated with such Asset-Backed Finance Asset, (4) any joint-venture partner, (5) any private fund or similar person or business sponsored, managed or advised by persons other than Apollo and (6) any person or entity whom the Operating Manager believes will be of benefit to the Company or one or more Asset-Backed Finance Assets or who may provide a strategic, sourcing, tax, structuring, regulatory or similar benefit to an Asset-Backed Finance Asset due to industry expertise, regulatory expertise, end-user expertise or otherwise (including private funds sponsored by persons other than Apollo).

Co-Investors in certain transactions could be offered the ability to participate in any leverage arrangements utilized by the Company, or in similar arrangements designed to approximate the leverage arrangements utilized by the Company; however, such opportunities will not always be available or practicable, the terms of any such arrangements utilized for Co-Investors may differ from those of the arrangements utilized for the Company and, even where available, Co-Investors will not be required to participate or to make the same election as one another in this regard. Any of the foregoing could result in the returns from such instrument experienced by the Company, on the one hand, differing from the returns experienced by some or all of the Co-Investors, on the other hand, and no such transaction, arrangement or variation will be deemed to contravene the investment-level alignment principles contemplated by the applicable agreement or governing document. Further, the use of such leverage arrangements by the Company and not by a co-investment vehicle could present conflicts of interest for Apollo in terms of how it manages the underlying asset or in the event of a default or margin call in respect of the asset that is the subject of a margin loan.

With respect to broken deal expenses, the Operating Manager may, but is not required to, seek to cause Co-Investors to bear their respective pro rata portions of broken deal expenses; however, there can be no assurance that the Operating Manager will be successful in causing any such Co-Investors to bear their respective pro rata portions of such broken deal expenses. Any such fees, costs or expenses related to Co-Investments (irrespective of whether such Co-Investments are ultimately consummated) that are not borne by Co-Investors, will be considered Operating Expenses of, and be borne by, the Company. In practice, it is anticipated that the Company will be responsible for the payment of all broken deal expenses, including legal fees, due diligence expenses, travel and related expenses and other fees, costs and expenses.

With respect to a given proposed acquisition or proposed disposition considered by the Company and one or more other Apollo Clients, (i) to the extent not reimbursed by a third party, all third-party and internal expenses incurred by the Company in connection with such proposed acquisition, where such proposed acquisition is not ultimately made by the Company, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by the Company and (ii) to the extent not reimbursed by a third party, all third-party and internal expenses incurred by any other Apollo Client in connection with such proposed acquisition, where such proposed acquisition is not ultimately made by the other Apollo Client but is made by the Company, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by the other Apollo Client but is consummated by the Company, may be borne, in whole or in part (at the Operating Manager’s sole discretion) by the Company (and to the extent borne by the Company, will be allocated pro rata to all Shareholders). For purposes of this paragraph, the third-party and internal expenses referred to herein include, without limitation, commitment fees that become payable in connection with a proposed acquisition that is not ultimately made, refundable deposits, legal, tax, administrative, accounting, advisory and consulting fees and expenses, travel, accommodation, dining (including, e.g., late-night meals for Operating Manager employees working on a proposed acquisition or disposition), entertainment and related expenses, consulting and printing expenses, forfeited deposits or similar payments.

In connection with any Co-Investment, the Operating Manager or any of its affiliates will retain the portion of the Special Fees (as defined below) allocable or otherwise attributable to the closing of the acquisition of instruments by any such Co-Investors, whether or not such closing occurs.

Apollo is under no obligation to provide Co-Investments and could offer a Co-Investment to one or more Co-Investors without offering such opportunity to other potential Co-Investors and will take into consideration, among other things, the size of a Shareholder’s subscription and a number of other factors in determining whether to provide such opportunities to such Shareholder. The Operating Manager will, in its discretion, determine if an acquisition by the Company alongside or with another person or entity in a given Asset-Backed Finance Asset or other issuer of securities constitutes a Co-Investment.

In those circumstances where such Co-Investors involve an Asset’s management group, such Co-Investors may receive compensation arrangements relating to the investment, including incentive compensation arrangements. Some of the Co-Investors with whom the Company may co-invest have preexisting investments with Apollo, and the terms of such preexisting investments may differ from the terms upon which such persons may invest with the Company in such investment.

The Company may acquire an interest in an instrument through a sale or other disposition of a portion of another Apollo Client’s interest in such instrument. In connection therewith, unless otherwise determined by the Operating Manager, the Company will pay to such Apollo Client a purchase price determined in accordance with Apollo’s policies and procedures and the governing documents of the applicable Apollo Clients.

In order to facilitate the acquisition of, or other investment in or extension of credit to, an Asset-Backed Finance Asset, the Company may make (or commit to make) an acquisition that exceeds the desired amount with a view to selling a portion of such asset to Co-Investors or other persons prior to or within the 12-month period after the closing of the acquisition or otherwise to one or more other Apollo Clients. In such event, the Company will bear the risk that the transaction will not be consummated, or that any or all of the excess portion of such instrument may not be sold or may only be sold on unattractive terms and that, as a consequence, the Company may bear the entire portion of any break-up fee or other fees, costs and expenses related to such instrument, including break-up fees and hold a larger than expected portion of such Asset-Backed Finance Asset or other instrument or may realize lower than expected returns from such instrument. The Operating Manager endeavors to address such risks by requiring such acquisitions to be in the best interests of the Company, regardless of whether any sell-down ultimately occurs. The Operating Manager or any of its affiliates will not be deemed to have violated any duty or other obligation to the Company or any of its Shareholders by engaging in such acquisition and sell-down activities.

Any references in this Annual Report on Form 10-K to “Co-Investment,” “Co-Investments,” “Co-Investors” and any similar terminology are intended to refer to acquisition opportunities that are allocated to the Company based on its strategy and objectives and with respect to which the Operating Manager or Apollo has, in each case, in its discretion, determined that it is appropriate to offer the opportunity to co-invest alongside the Company to one or more such Co-Investors. Any such references are not intended to refer to investments made by persons in debt or similar securities (including certain types of securities with equity-like attributes, such as preferred equity) that are issued by Asset-Backed Finance Assets, including debt or similar securities with respect to which AGS or any other Affiliated Service Provider that may act as a broker or dealer in reselling such debt or similar securities or otherwise assisting in structuring or facilitating the initial resales of such debt or similar securities under Rule 144A under the Securities Act or otherwise. By way of example only, no financial institution or other person that is investing in the corporate debt or similar securities issued by an Asset or otherwise providing any form of debt financing in connection with the Company’s acquisition of such Asset will be deemed a “co-investor” as such term is used in this Annual Report on Form 10-K and for purposes of the LLC Agreement, nor will any such investment by any such person in such corporate debt or similar securities be deemed a “co-investment” or “co-investments” as such term is used in this Annual Report on Form 10-K and for purposes of the LLC Agreement. Further, if the Company acquires (or commits to acquire) certain outstanding debt or similar securities of an Asset or acquires (or commits to acquire) debt or similar securities issued (or proposed to be issued) in connection with the Company’s acquisition of an Asset, the Company will not be deemed to be co-investing with any other holder of any such securities, no such person will be deemed a Co-Investor in respect of their acquisition of such securities and it is possible that none of the Operating Manager or Apollo will be under any obligation to offer the right to participate in the acquisition of such securities alongside the Company to any Co-Investor who is co-investing alongside the Company in the equity (or similar) securities of such Asset-Backed Finance Assets, unless, in each case, the Operating Manager determines otherwise, in its discretion. Moreover, AGS or any other Affiliated Service Provider’s offering, placement, arrangement, underwriting or other role with respect to the sale or resale of debt or other securities will not be subject to any of the Co-Investment allocation processes, procedures, considerations or restrictions (if any) that are contemplated by the LLC Agreement.

The commitment of Co-Investors to an Asset-Backed Finance Asset could be substantial and such acquisitions may involve risks not present in acquisitions where such Co-Investors are not involved. Any fees, costs or expenses related to Co-Investments will generally be borne, directly or indirectly (including by the Asset), by the Company, irrespective of whether such Co-Investments are ultimately consummated, and include, among other things, broken deal expenses and any other expenses that a Co-Investor refuses to bear. All such amounts, including broken deal expenses that are not borne by Co-Investors, will be considered Operating Expenses of, and be borne by, the Company. Further, the Company may, in certain circumstances, be liable for the entire amount of such fees, costs and expenses, even if Co-Investors commit to participate in the relevant acquisitions at the same time as the Company. Further, it is possible that a Co-Investor may experience financial, legal or regulatory difficulties, may at any time have economic, tax or business interests or goals that are inconsistent with those of the Company, may take a different view from Apollo as to the appropriate strategy for an acquisition or may be in a position to take action contrary to the Company’s objectives. Additionally, the Company’s position could also be diluted or subordinated by subsequent investments of Co-Investors. Finally, the Company may in certain circumstances be liable for the actions or omissions of Co-Investors. See also “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” below.

Apollo and its affiliates (which may include participation by Apollo professionals and employees and other Apollo Clients or entities and other advisors/relationships of Apollo) will be permitted to invest in Asset-Backed Finance Assets outside of the Company, on terms no more favorable than the terms on which the Company participates in such asset to the extent reasonably practicable and subject to legal, tax, regulatory or similar considerations applicable to such persons. Such Co-Investments, if offered, will be in addition to any other Co-Investments offered to any other person.

In addition to one or more investment vehicles through which Apollo will offer certain qualified Apollo professionals and employees (and in certain cases, employees of portfolio investments of Apollo or Apollo Clients) the opportunity to invest in the Company, Apollo, including Apollo professionals and employees and other Apollo Clients or entities and other key advisors/relationships of Apollo, will be permitted to invest in portfolio investments outside of the Company (the “Apollo Co-Investment”).

Acquisitions with Syndication Entities or other third parties could subject us to a conflict of interest in determining the portion of such acquisition to be allocated to the Company.

In addition to the ability to syndicate the Company’s assets to Co-Investors as described herein, Apollo has established one or more investment vehicles (which, or the investors in which, include Apollo affiliates, Apollo Clients, and third parties) that are dedicated syndication vehicles whose purpose includes committing to investments (in the form of equity or debt financing in either the same or different classes, series or tranches) including alongside the Company and/or other Apollo Clients, with a view toward syndicating all or a portion of certain of such investments to the Company, other Apollo Clients, Apollo professionals, employees or other professionals and their friends and family members (including their respective family offices), Apollo itself, co-investors and/or other third parties in certain circumstances (each a “Syndication Entity”). Syndication Entities are anticipated to be permitted to be offered the opportunity to participate in acquisition opportunities only after the Company has been allocated its share of the applicable opportunity (as determined pursuant to Apollo’s allocation policies and procedures) and any Shareholder co-investment syndication has been accounted for. In the case of acquisitions, it is anticipated that the presence of a Syndication Entity could be beneficial to the Company and the potential acquisition in certain circumstances, including, among other things: (i) where the Company has exhausted its available capital for the applicable transaction; (ii) a customary co-invest syndication is not available or practical under the circumstances or does not (or is not expected to) result in a successful syndication of the full amount required; (iii) an acquisition is larger than what the Company would otherwise be able to speak for; (iv) a Syndication Entity could help to reduce concentration risk through syndicating excess deal capacity (after giving effect to the portions of the acquisitions that are allocated to the Company or, under certain circumstances, offered to Co-Investors); or (v) timing, legal, regulatory, tax or similar constraints could be mitigated or nullified to the extent a Syndication Entity commits to the transaction alongside the Company. Consistent with Apollo’s prior practice and experience, it is anticipated that co-investment opportunities will continue to play an important role in the Company’s acquisition program and will often be available for relatively large acquisitions (it being understood that there can be no guarantee on the ultimate availability of Co-Investment opportunities), and it is Apollo’s belief that a Syndication Entity could contribute to the execution of this program by allowing the Company to source and execute relatively larger transactions. The presence of a Syndication Entity could broaden the universe of attractive acquisitions available to the Company by allowing the Company to speak for larger deals while maintaining both what Apollo believes to be appropriate asset construction within the Company and Apollo’s typical levels of co-investor participation (without increasing duplicative exposure for co-investors), and could enable the Company to avoid complex consortium dynamics.

Such acquisitions will likely involve risks not present in acquisitions where a third party is not involved, including the possibility that a co-venturer or partner of the Company will at any time have economic or business interests or goals that are inconsistent with those of the Company, or may be in a position to take action contrary to the Company’s objectives. In addition, the Company could be liable for actions of its co-venturers or partners.

While it is not anticipated that a Syndication Entity will be entitled to be offered any acquisition opportunities in any particular strategy on a priority basis, Apollo could be subject to a conflict of interest in connection with its determination of the portion of such acquisition opportunity that is to be allocated to the Company or offered to Co-Investors. Further, Syndication Entities are anticipated to participate in the equity and debt of Asset-Backed Finance Assets, including where the Company participates (along with any Co-Investors) only in the equity of such Asset-Backed Finance Assets, in another level of the capital structure or in a non-pari passu manner vis-à-vis such Syndication Entities. No such participation will be included in the Apollo Co-Investment, nor will any such participation constitute a Co-Investment or be subject to the limitations thereon set forth in the LLC Agreement. To the extent any such arrangements are entered into, they could result in fewer co-investment opportunities being made available to the Shareholders.

In determining the allocation of such Co-Investments, Apollo considers a multitude of factors, including its own interest in the opportunity and any Apollo Co-Investment. Additionally, to the extent a deposit, commitment (financial or otherwise) or other contingency is required or otherwise viewed at the time as prudent for an acquisition or transaction process, the Company or another Apollo Client could make the deposit, provide the commitment or make such arrangements to support and be liable for the contingency on behalf of itself and other Apollo Clients. See also “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person.”

In addition, Apollo or one or more Affiliated Service Providers are expected to receive fees (including from investors acquiring interests in the relevant investment through the applicable syndication and from Asset-Backed Finance Assets) in connection with a Syndication Entity’s participation in any acquisition. Any such fees, as well as the portion of any Special Fees allocable to a Syndication Entity’s participation in any acquisition alongside the Company, will be for the benefit of Apollo or the applicable Affiliated Service Provider, and will not be treated as Special Fees or offset Management Fees payable by the Company. Shareholders, including certain strategic partners and third-party investors, who ultimately participate in an acquisition syndicated through a Syndication Entity, may participate pursuant to more favorable rights or pre-negotiated terms, including with respect to discounts or rebates of performance-based compensation or management fees.

We face heightened risks with non-U.S. currencies because the value of the currency with respect to the U.S. dollar may change.

While the Company expects to make acquisitions that are denominated in U.S. dollars, the Company may also acquire Asset-Backed Finance Assets denominated in other currencies around the world. Asset-Backed Finance Assets that are denominated in currencies other than U.S. dollars are subject to the risk from an investor’s perspective that the value of the currency could change in relation to one or more other currencies, including the U.S. dollar, the currency in which the books of the Company are kept and contributions and distributions generally will be made. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Company will incur costs in converting proceeds from one currency to another. The Operating Manager may, but is under no obligation to, employ hedging techniques to minimize these risks, the costs of which will be borne by the Company, although there can be no assurance that such strategies will be effective. See “—The Company and/or its Asset-Backed Finance Assets may engage in a variety of over-the-counter and other derivative transactions as part of their hedging or other strategies, which may subject the Company to increased risk or adversely affect the Company’s business. The Company could buy or sell options which involves the risk of losing the value of or incurring liability relating to those options” above. Non-U.S. prospective investors should note that the Shares are denominated in U.S. dollars. Prospective investors subscribing for Shares in any country in which U.S. dollars are not the local currency should note that changes in the value of foreign exchange between the U.S. dollar and such currency may have an adverse effect on the value, price or income of the investment to such prospective investors. In all instances, the fees, costs and expenses associated with hedging and similar transactions will be Operating Expenses and not considered borrowings by the Company.

Our Asset-Backed Finance Assets may enter into financing arrangements which involve risk of loss, covenants to maintain certain financial ratios or reduce or suspend distributions to the Company.

To the extent that the Company enters into financing arrangements, it is possible that such arrangements contain provisions that expose it to particular risk of loss. For example, any cross-default provisions could magnify the effect of an individual default. A cross-default provision in a bond indenture or loan agreement puts a borrower in default if the borrower defaults on another obligation. If a cross-default provision were exercised, this could result in a substantial loss for the Company, and/or the Company could lose its interests in performing acquisitions if they are cross-collateralized with poorly performing or non-performing acquisitions. Also, the Company or any Asset-Backed Finance Asset may, in the future, enter into financing arrangements that contain financial covenants that could require it to maintain certain financial ratios. If the Company or an Asset-Backed Finance Asset were to breach the financial covenants contained in any such financing arrangement, it might be required to repay such debt immediately in whole or in part, together with any attendant costs, and the Company might be forced to sell Asset-Backed Finance Assets. The Company might also be required to reduce or suspend distributions. Such financial covenants would also limit the ability of the Operating Manager to adopt the financial structure (e.g., by reducing levels of borrowing) which it would have adopted in the absence of such covenants. In addition, pursuant to the LLC Agreement, the Operating Manager is permitted to pledge assets of the Company and also guarantee the indebtedness of others (including Asset-Backed Finance Assets and entities through which acquisitions by the Company will be held). Tax-exempt prospective investors should note that the entry into, or the use of, certain financing arrangements by the Company or its subsidiaries, including any Asset-Backed Finance Assets, is expected to create unrelated business taxable income (“UBTI”) for Series II Shareholders.

Certain clients of financial intermediaries who purchase Founder Shares or Anchor Shares may have a lower Management Fee and Performance Fee and others fees associated with them compared with other Investor Shares offered. Investors may not know whether their financial intermediaries will be eligible to acquire the Founder Shares or Anchor Shares.

Founder Shares will be offered to investors during the Initial Offer Period, and thereafter only (a) in connection with the DRIP and (b) to clients of designated Founder Intermediaries. Anchor Shares are not being offered to all investors, but only to clients of certain financial intermediaries designated by the Company or the Dealer Manager as Anchor Intermediaries.

Investors will be subject to the same investment risks regardless of whether they become eligible to acquire the Anchor Shares and Founder Shares, which are structured to receive greater benefits as compared to the other Investor Shares. Lower or no upfront selling commissions, dealer manager fees or shareholder servicing fees will be paid with respect to the Anchor Shares or Founder Shares. Additionally, lower Management Fees and Performance Fee will be paid with respect to the Anchor Shares and Founder Shares compared with the other Investor Shares. As a result, the per Share amount of distributions on the Anchor Shares and Founder Shares could be higher compared to the other Investor Shares. To the extent lower Management Fees and Performance Fees will be paid with respect to the Anchor Shares and Founder Shares, the Management Fees or Performance Fees associated with the other Investor Shares will not be affected. The differences in fees between different types of Shares may result in the dilution of Investor Shares with higher fees rates compared to Share types with lower fees.

Investors’ ability to acquire Founder Shares after the Initial Offer Period, and Anchor Shares at any time, and receive the benefits associated with the Founder Shares and Anchor Shares, will depend on the eligibility of investors’ financial intermediaries through which they purchase the Founder Shares or Anchor Shares. For example, if an investor purchases Shares through a financial intermediary that does not meet the applicable eligibility criteria, then that investor will not qualify to purchase Founder Shares after the Initial Offer Period or Anchor Shares at any time, or to have their Shares exchanged for Anchor Shares without further action by the Shareholder. An investor may not know whether their financial intermediary will be eligible to acquire Founder Shares or Anchor Shares. Accordingly, investors should consult with their financial intermediary about the ability to acquire Founder Shares and Anchor Shares and determine if it is in the investor’s best interest to invest through a financial intermediary eligible to sell or recommend Founder Shares or Anchor Shares.

We may face risks associated with our use of certain computer and algorithmic research tools.

Research and creative tools that harness generative artificial intelligence (collectively, “Computer and Algorithmic Research Tools”), as well as other machine learning techniques, will continue to become more accessible to Apollo, to the Company and to the Company’s Asset-Backed Finance Assets. Prospective investors should anticipate that Apollo will utilize Computer and Algorithmic Research Tools in connection with its business activities, including acquisition activities. The use of Computer and Algorithmic Research Tools brings with it known, anticipated, and as-yet-unknown risks and conflicts, including the risk that Apollo’s compliance and operational policies and procedures will not anticipate every potential issue and conflict, and that Apollo’s surveillance and control systems might not be sufficient to identify every instance of non-compliance. Among other things, this means that Apollo’s policies and procedures relating to Computer and Algorithmic Research Tools will continue to evolve rapidly, and without notice to investors. As is the case with all third-party services and products, Apollo will exercise appropriate levels of review and testing before deployment, but the relative novelty of Computer and Algorithmic Research Tools likely will result in more incorrect or unclear inputs into Apollo’s acquisition and operations process. This could lead to an increase in interpretative issues, errors of judgement and systems errors, notwithstanding the benefits that deploying new services and products is expected to create. Where appropriate, Apollo will work with providers and vendors to improve or fix licensed services and products, but that will not always be the case. To the extent that Apollo develops proprietary Computer and Algorithmic Research Tools, similar risks will exist.

Apollo’s use of Computer and Algorithmic Research Tools will be subject to its policies and procedures on cybersecurity, privacy, confidentiality. However, the effectiveness of those policies when using Computer and Algorithmic Research Tools is dependent on the licensor adhering to its contractual commitments and to applicable law, as well as the effectiveness of the licensor’s (and Apollo’s) cybersecurity, systems and other structural safeguards being effective in design and operation. To the extent that there is breach or failure in any of these safeguards, investors could be harmed by the theft, misappropriation or release of their confidential information, or by an impairment in the value of the Company’s assets directly or indirectly caused by such breach or failure.

Independent of its context of use, certain varieties of Computer and Algorithmic Research Tools are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Computer and Algorithmic Research Tools utilize to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Computer and Algorithmic Research Tools. Such models also are subject to inherent bias (owing to the structure of its initial programming) as well as acquired biases (reflecting the data upon which it was trained). To the extent that Apollo, the Company’s or the Company’s Asset-Backed Finance Assets are exposed to the risks of using Computer and Algorithmic Research Tools, any such inaccuracies or errors could have adverse impacts on Apollo, the Company or the Company’s Asset-Backed Finance Assets.

Our business may be affected by using hedging strategies which are intended to reduce certain risks but may not achieve all anticipated benefits and may entail certain other risks such as the risk that counterparties to such transactions default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected.

In connection with certain acquisitions, the Company and/or its Asset-Backed Finance Assets expect to employ hedging strategies (whether by means of derivatives or otherwise and whether in support of financing techniques or otherwise) that are designed to reduce the risks to the Company and/or such Asset-Backed Finance Assets of fluctuations in interest rates, securities, commodities and other asset prices and currency exchange rates, as well as other identifiable risks. While the transactions implementing such hedging strategies are intended to reduce certain risks, such transactions themselves entail certain other risks, such as the risk that counterparties to such transactions default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Company and/or its Asset-Backed Finance Assets may benefit from the use of these hedging strategies, unanticipated changes in interest rates, securities, commodities and other asset prices or currency exchange rates or other events related to hedging activities may result in a poorer overall performance for the Company and/or its asset-backed finance instruments than if it or its Asset-Backed Finance Assets had not implemented such hedging strategies.

The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Asset-Backed Finance Asset and this may increase the exposure of such Asset-Backed Finance Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business.

The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Asset-Backed Finance Asset. The Company will typically leverage its acquisitions with debt financing at the Company, special purpose vehicle and/or Asset-Backed Finance Asset level. Utilization of such leverage (including through credit facilities (including subscription line facilities), guarantees, letters of credit, equity commitment letters, reverse repurchase agreements, dollar rolls, margin financing, options, futures, repurchase agreements, contracts, short sales, swaps (including TRS) and other derivative instruments or similar credit support (including on a joint and several or cross-collateralized basis or other forms of indebtedness or credit support)) will result in fees, expenses and interest costs borne by the Company. Although Asset-Backed Finance Asset-level debt is generally expected to be recourse only to the financed Asset-Backed Finance Asset, the Company may be required to provide equity commitment letters, completion guarantees, payment guarantees, environmental indemnities and so-called “non-recourse carve out guarantees” (e.g., guarantees of losses suffered by the lender, and in some cases of the full principal amount of the loan, in the event that the borrowing entity or its equity owners engage in certain conduct such as fraud, misappropriation of funds, unauthorized transfers of the financed property or equity interests in the borrowing entity, the commencement of a voluntary bankruptcy case by the borrowing entity or under other circumstances provided for in such guaranty or indemnity). Such arrangements will not constitute borrowings or guarantees under the LLC Agreement and will not be subject to the related caps, even though these arrangements pose many of the same risks and conflicts associated with the use of leverage that the caps intend to address. Although the use of leverage could enhance returns and increase the number of acquisitions that can be made by the Company, because leveraged assets are inherently more sensitive to declines in revenues and to increases in expenses and interest rates, they may also be at substantially increased risk of loss.

As an example, a special purpose vehicle could enter into a “margin loan” whereby it borrows money from a bank (distributing the proceeds to the applicable Series for further distribution to the Shareholders, including, where applicable, Performance Fee distributions to the Operating Manager) and pledges the Shares of the underlying Asset-Backed Finance Asset (or other asset) as collateral for the loan. Under these arrangements, the special purpose vehicle would typically be subject to a margin call if the value of the underlying assets decreases significantly. In order to meet the margin call, the special purpose vehicle will need additional assets to avoid foreclosure. Even if the margin loan is not recourse to the applicable Series (which is the expectation), such Series may contribute additional capital to the special purpose vehicle to avoid adverse consequences to the acquisition, including foreclosure on the collateral at a lower valuation. The interests of Shareholders and Co-Investors – or of Apollo with respect thereto, where Co-Investors do not bear Performance Fee – could diverge in connection with the utilization of a margin loan for an asset that includes a co-investment. Apollo will seek to cause Co-Investors to participate in any such margin loan. Furthermore, it is possible that an Affiliated Service Provider could earn Other Fees in connection with the structuring, placement or syndication of any margin loan that is directly or indirectly for the benefit of the Company or co-investment vehicles.

The leveraged capital structure of any Asset-Backed Finance Asset will increase the exposure of such Asset-Backed Finance Asset to adverse economic factors (such as rising interest rates, changes in commodity prices, downturns in the economy or a deterioration in the condition of such Asset-Backed Finance Asset or its industry), each of which may impair such Asset-Backed Finance Asset’s ability to finance its future operations and capital needs and may result in the imposition of restrictive financial and operating covenants. If any such factors cause or contribute to such Asset-Backed Finance Asset’s inability to generate sufficient cash flow to meet principal and/or interest payments on its indebtedness or similar payments or obligations, such Asset-Backed Finance Asset’s flexibility to respond to changing business and economic conditions may be constrained materially and may increase the risk of insolvency and the value of the applicable Series’ Asset-Backed Finance Asset could be significantly reduced or even eliminated. Similarly, with respect to leverage at the level of the applicable Series, if the assets of such Series are not sufficient to pay the principal of, and interest on, the debt when due, such Series could sustain a total loss of its acquisitions. The ability of Asset-Backed Finance Assets and other issuers to refinance debt securities may depend on their ability to sell new securities in the public high-yield debt market or otherwise, or to raise capital in the leveraged finance debt markets, which historically have been cyclical with regard to the availability of financing.

Each Series may enter into contractual arrangements, including deferred purchase price payments, staged funding obligations, earn outs, milestone payments, equity commitment letters and other forms of credit support, and other contractual undertakings such as indemnification obligations or so-called “bad-boy” guarantees, that obligate it to fund amounts to special purpose vehicles, Asset-Backed Finance Assets or other third parties. Such arrangements may not constitute borrowings or guarantees under the LLC Agreement and will not be subject to the related caps, even though these arrangements pose many of the same risks and conflicts associated with the use of leverage that the caps intend to address.

In addition, if all or a portion of the acquisition cost of an asset has been funded with the proceeds of borrowing under a credit facility and no capital contributions (or capital contributions for less than the full acquisition cost, as applicable) have been made by Management Fee-bearing Shareholders for purposes of such acquisition, the “Adjusted Cost” of such acquisition will be the cost thereof, as paid with the proceeds of borrowing under such credit facility (i.e., Management Fees, to the extent calculated on the basis of Adjusted Cost, will be payable on the cost basis of such acquisition notwithstanding that it was acquired using such credit facility rather than through capital contributions). The Operating Manager will, in its discretion, select and apply the calculation methodology for determining the cost basis of the applicable Series’ assets for purposes of calculating the Management Fee, including in connection with determining the types and amounts of expenses associated with an acquisition that will be included in the calculation of Adjusted Cost (which will include expenses capitalized into the acquisition cost of an asset and certain ongoing expenses associated with such asset) and whether and to what extent a disposition has occurred with respect to an asset, including for purposes of determining whether Adjusted Cost should be reduced or distributions should be made. The Operating Manager will be subject to conflicts of interest in making that determination given the associated economic consequences. Additionally, the Operating Manager will determine, in its discretion, whether the Management Fees with respect to an Asset-Backed Finance Asset will be calculated as of, and, therefore include any amounts accrued, posted or committed (including any upfront margin) commencing from, such date through the date of a full or partial disposition thereof, the trade date or the settlement or closing date of such Asset-Backed Finance Asset, on a case by case basis.

The instruments and borrowings utilized by each Series to leverage acquisitions may be collateralized by any assets of such Series (and may be cross-collateralized with the assets of special purpose vehicles of the Company, Asset-Backed Finance Asset or other Apollo Client formed for the purpose of co-investing in a particular acquisition alongside the Company, and such entities may be held jointly and severally liable for the full amount of the obligations arising out of such instruments and borrowings). Accordingly, each Series may pledge its assets in order to borrow additional funds or otherwise obtain leverage for acquisitions or other purposes (including to make distributions, enhance returns and provide financing for Co-Investors (as defined below) prior to permanent financing being established). The amount of borrowings which each Series may have outstanding at any time may be substantial in relation to its capital.

The principal, interest expense and other costs incurred in connection with any leverage used by each Series may not be recovered by the proceeds from the upfront commitment, unused fees or similar fees, if any, from the issuer of a portfolio investment, income from interest and repayment of borrowings by the Asset-Backed Finance Asset. Lenders may, under the terms of financing arrangements put in place with them, have the right to cause the Operating Manager to withhold distributions from the applicable Series for various reasons, including in the event that any Asset-Backed Finance Asset fails to perform to expectation.

The extent to which the applicable Series uses leverage may have consequences to the Shareholders, including the following: (i) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for a Joint Venture or Programmatic Acquisition in excess of its reserved amount, distributions or other purposes; (ii) increased interest expense if interest rate levels were to increase significantly; (iii) in certain circumstances, prematurely harvesting investments to service such Series’ debt obligations; and (iv) limitation on the flexibility of the Company to make distributions to its Shareholders or sell assets that are pledged to secure the indebtedness.

In addition, and as discussed below under “—Our acquisitions and assets are affected by the general economy and recent events, including market volatility, inflation and public health crises such as COVID-19” uncertainty in the global financial system could lead to an overall weakening of the U.S. and global economies, which could adversely affect the financial resources of the applicable Series’ Asset-Backed Finance Asset. Favorable borrowing conditions in the debt markets, which historically have been cyclical, have often benefited investments by Apollo Clients and enabled Apollo to make substantial distributions from the portfolio investments of its managed funds. However, there have been periods of volatility, uncertainty and a deterioration of the global credit markets which reduced shareholder demand and liquidity for investment-grade, high-yield and senior bank debt and caused some investment banks and other lenders to be unwilling (or significantly less willing) to finance new investments or to offer committed financing for investments on terms less favorable than terms offered in the past, making it significantly more difficult for sponsors or potential buyers to obtain favorable financing. There remain elevated levels of uncertainty in the global financial markets today and there can be no certainty that recurring periods of limited financing availability (or an increase in the interest cost) for leveraged transactions could return or persist, and should such conditions arise, they could impair, potentially materially, the applicable Series’ or an Asset-Backed Finance Asset’s ability to consummate transactions or could cause the applicable Series or an Asset-Backed Finance Asset to enter into certain leveraged transactions on less attractive terms.

The availability of debt facilities may be further limited following guidance issued to banks in March 2013 by the U.S. Federal Reserve (the “Federal Reserve”), the U.S. Office of the Comptroller of the Currency and the U.S. Federal Deposit Insurance Corp. relating to loans to highly leveraged companies and reported recent statements by the Federal Reserve and Office of the Comptroller of the Currency reaffirming their position on such loans. As such, there can be no guarantee that debt facilities will be available at commercially attractive rates when due for refinancing. If the applicable Series is unable to obtain favorable financing terms for its investments, refinance its indebtedness or maintain a desired or optimal amount of financial leverage for its acquisitions, such Series may hold a larger than expected equity interest in one or more Asset-Backed Finance Assets and may realize lower than expected returns from such Asset-Backed Finance Assets that would adversely affect such Series’ ability to generate attractive returns for the Shareholders. Any failure by lenders to provide previously committed financing could also expose the applicable Series to potential claims by sellers of businesses which such Series may have been contracted to purchase.

We are uncertain that the additional capital we will raise for future transactions will be sufficient since the availability of future capital is based on market conditions out of our control. If it is not, we might have to raise additional capital at a price unfavorable to existing Shareholders.

The Company expects to make acquisitions and fund obligations (subject to certain limitations) for, among other reasons, the funding of add-on acquisitions or other interests or repayment of indebtedness by the Company or an Asset-Backed Finance Asset or other obligations, contingencies or liabilities, to satisfy working capital requirements or capital expenditures or in furtherance of the Company or an Asset-Backed Finance Asset’s or any of its subsidiaries’ or affiliates’ strategies. The amount of acquisitions needed will depend upon the maturity and objectives of the particular asset. Each such round of financing (whether from the Company or other Shareholders) could be intended to provide an Asset-Backed Finance Asset with enough capital to reach the next major corporate milestone or for any other initiative, including to preserve, protect, enhance or optimize any existing asset. If the funds provided are not sufficient, such Asset-Backed Finance Asset may have to raise additional capital at a price unfavorable to the existing Shareholders, including the Company.

The Company also may make debt and equity investments in an Asset-Backed Finance Asset for purposes of, for example, exercising its preemptive rights or warrants or options or converting convertible securities that were issued in connection with an existing investment in such Asset-Backed Finance Asset in order to, among other things, preserve the Company’s proportionate ownership when a subsequent equity or debt financing is planned, to protect the Company’s interest when, for example, such Asset-Backed Finance Asset’s performance does not meet expectations, to preserve or enhance the value of an existing interest (including through add-on acquisitions or other investments) or in anticipation of disposition, refinancing, recapitalization or other transactions. The availability of capital is generally a function of capital market conditions that are beyond the control of the Company, and there can be no assurance that the Company will be able to predict accurately the future capital requirements necessary for success or whether or not additional funds will be needed or be available from the Company or any other financing source. For instance, the Company may be called upon to make additional contributions or have the opportunity to increase its interest in an Asset-Backed Finance Asset. There can be no assurance that the Company will make additional contributions or that it will have sufficient funds or the ability to do so. Any decision by the Company not to make an additional contribution or its inability to make such a contribution may, in either case, have a substantial negative impact on an Asset-Backed Finance Asset in need of such a contribution. Such decision or inability may also result in dilution of the Company’s interest in a Joint Venture or a default in the Company’s funding obligations under a Joint Venture agreement, which may cause a diminution of the Company’s voting rights under the Joint Venture agreement or the exercise of remedies by any joint venture partner of the Company or may diminish the Company’s ability to influence the Asset-Backed Finance Asset’s future development. The Operating Manager, in its discretion, will have the authority to determine if a contribution of capital to an Asset-Backed Finance Asset (or to another issuer, including a successor of an Asset-Backed Finance Asset) is an additional contribution, a Bridge Financing or other obligation of the Company and what entity or entities comprise the Asset-Backed Finance Asset for this purpose, including for purposes of the LLC Agreement and the limitations set forth therein. The Operating Manager could be subject to conflicts of interest in making these decisions, or it could affect, among other things, the amount of capital available to invest. Further, proceeds generated from a restructuring or similar transaction that are subsequently reinvested are not expected to be subject to such limitations.

We may face a breach of our cyber security, which could result in exposure of confidential information and adverse consequences to our operations.

The Operating Manager relies extensively on computer programs and systems (and may rely on new systems and technology in the future) for various purposes, including trading, clearing and settling transactions, evaluating certain acquisitions, monitoring its portfolio and net capital, processing shareholder data and administration of the Company and generating risk management and other reports, all of which are critical to oversight of the Company’s activities. Certain of the Company’s and the Operating Manager’s operations will be dependent upon systems operated by third parties, including prime brokers, administrators, depositaries, market counterparties and their sub-custodians and other service providers. The Company’s service providers, including any Affiliated Service Providers, may also depend on information technology systems, and, notwithstanding the diligence that the Company or the Operating Manager may perform on its service providers, the Company may not be in a position to verify the risks or reliability of such information technology systems.

The Company, the Operating Manager, the Asset-Backed Finance Assets, their respective affiliates and their respective service providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to the Company, Shareholders or Asset-Backed Finance Assets, without limitation, by interfering with the processing of transactions, affecting the Company’s or an Asset’s ability to conduct valuations or impeding or sabotaging trading or operations.

The Company and its Asset-Backed Finance Assets may incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, payments made and costs incurred in connection with ransomware attacks, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse shareholder reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Company and the Operating Manager (which in turn is generally entitled to indemnification by the Company) and the Asset-Backed Finance Assets to civil liability as well as regulatory inquiry and/or action. Shareholders could also be exposed to losses resulting from unauthorized use of their personal information. Similar types of cybersecurity risks also are present for the Asset-Backed Finance Assets which the Company acquires, which could affect their business and financial performance, resulting in material adverse consequences for such Asset-Backed Finance Assets and other issuers and causing the Company’s assets to lose value. In addition, there are increased risks relating to the Operating Manager’s, Affiliated Services Providers’ and the Asset-Backed Finance Assets’ reliance on their computer programs and systems when their personnel are required to work remotely for extended periods of time, including in connection with events such as the outbreak of infectious disease or other adverse public health developments or natural disasters, which risks include an increased risk of cyber-attacks and unauthorized access to their computer systems.

Our business may be affected by changes in technology.

The Company may be exposed to the risk that a change could occur in the way a service or product is delivered to an Asset-Backed Finance Asset, rendering the existing technology obsolete. While the risk could be considered as low in the asset-backed finance sector given the massive fixed costs involved in constructing assets and the fact that many asset-backed finance technologies are well established, any technological change that occurs over the medium term could threaten the profitability of an Asset-Backed Finance Asset. If such a change were to occur, these Asset-Backed Finance Assets would have very few alternative uses should they become obsolete. In addition, new technology installed in a power plant may not work or may diminish the capacity, output and efficiency of the Asset-Backed Finance Assets.

Our business, results of operations and financial condition may be adversely affected by the ongoing conflicts and crises.

Sustained uncertainty about, or worsening of, global geopolitical tensions, including further escalation of war between Russia and Ukraine, further escalation in the armed conflicts and tensions in the Middle East, could result in a global economic slowdown and long-term changes to global trade.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine marking the largest escalation of crisis in Ukraine to date. Although the Russian invasion and the conflict in Ukraine is ongoing and its long-term effects remain to be seen, the 2022 Russian invasion of Ukraine is likely to cause significant economic disruption and further calls from other countries for a severe sanctions regime that would seek to further isolate Russia from the world economy. In response to the Russian invasion of Ukraine in February 2022, the EU, the United States, the United Kingdom and other governmental entities have passed a variety of severe economic sanctions and export controls against Russia, which have sought to isolate Russia from the world economy, including imposition of sanctions against Russia’s Central Bank and largest financial institutions. In addition, a number of businesses have curtailed or suspended activities in Russia or dealings with Russian counterparts for reputational reasons. While current sanctions may not target the Company, Apollo, Apollo Clients or their respective Asset-Backed Finance Assets and industries more generally, these sanctions have had and may continue to have the effect of causing significant economic disruption, and may adversely impact the global economy generally, and the Russian economy specifically, by, among other things, creating instability in the market overall or certain market sectors, reducing trade as a result of economic sanctions and increasing volatility and uncertainty in financial markets, including Russia’s financial sector. Any new or expanded sanctions that may be imposed by the EU, the United States, the U.K. or other countries may materially adversely affect Apollo’s operations, including the Company and its assets. In addition, one or more Shareholders could become subject to sanctions or similar restrictions, which could result in adverse consequences to such Shareholder(s) or the Company or its Asset-Backed Finance Assets, including as it relates to the Company’s ability to consummate acquisitions or its or an Asset-Backed Finance Asset’s ability to obtain financing.

Overall, the situations in Ukraine and the Middle East remain uncertain and how they will unfold or impact the Company’s business, Asset-Backed Finance Assets or results of operations cannot be predicted. The potential further repercussions surrounding the situations in Ukraine and the Middle East are unknown and cannot be predicted, and no assurance can be given regarding the future of relations between countries.

Expanding geopolitical tensions and social unrest, and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and the Company or its Asset-Backed Finance Assets, including a material adverse effect on the Company’s financial condition and results of operations.

Any or all of the above factors could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

Our potential acquisitions and assets are affected by the general economy and recent events, including market volatility, inflation and public health crises such as COVID-19.

Various sectors of the global financial markets previously have experienced and could in the future experience adverse conditions. Further, recent volatility in the global financial markets and political systems of certain countries may have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. The asset-backed finance industry generally, and the Company’s activities in particular, are affected by general economic and market conditions and activity, such as interest rates, availability and spreads of credit, a lack of price transparency (see also “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Asset-Backed Finance Asset and this may increase the exposure of such Asset-Backed Finance Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” above), credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations, trade barriers, technological developments and national and international political, environmental and socioeconomic circumstances. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. A worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of the Company’s assets, which could impair the Company’s profitability, result in losses and impact the Shareholders’ investment returns. A depression, recession or slowdown in the global economy or one or more regional markets (or any particular segment thereof) or a weakening of credit markets (including a perceived increase in counterparty default risk) would have a pronounced impact on Apollo, the Company and the Asset-Backed Finance Assets (which would likely be exacerbated by the presence of leverage in a particular Asset-

Backed Finance Asset’s capital structure) and could adversely affect their profitability and ability to execute on their business plans, satisfy existing obligations, make and realize investments successfully, finance or refinance credit or draw on existing financings. The market price of any publicly traded securities held by the Company will separately be impacted by these conditions, including in a manner that does not reflect the direct impact on the relevant Asset-Backed Finance Assets. The Company’s financial condition also could be adversely affected by a significant general economic downturn, and the Company could be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Company’s business and operations. The long-term impact of these events is uncertain, but could continue to have a material effect on general economic conditions, consumer and business confidence and market liquidity.

Other factors that could negatively affect the Company’s business, potentially materially, include travel-related health events, such as COVID-19 (as discussed further below), Ebola, H1N1, MERS-CoV SARs, avian flu or similar outbreaks, which may have global impacts. The outbreak of the 2019 Novel Coronavirus (“COVID-19”) across nearly all countries adversely impacted and may in the future continue to impact global commercial activity and contributed to significant volatility in financial markets. As cases of the virus continued to be identified, many countries instituted quarantines, restrictions on travel, bans and/or limitations on public events and public gatherings, closures of a variety of venues (e.g., restaurants, concert halls, museums, theaters, schools and stadiums, non-essential stores, malls and other entertainment facilities and commercial buildings) or shelter-in-place orders. Businesses also implemented protective measures, such as work-from-home arrangements, partial or full shutdowns of operations, furlough or termination of employees and cancellation of customer, employee or industry events. Such measures, including the unknown duration thereof in many instances, as well as the general uncertainty surrounding the dangers and impact of COVID-19, created and, along with other public health crises may continue to create disruption in global supply chains, and adversely impacted a number of industries, such as transportation, retail, hospitality and entertainment.

COVID-19 presented, and along with other health crises could continue to present, material uncertainty and risk with respect to Apollo Clients’ performance and financial results. There is substantial uncertainty of the potential effect of public health crises, such as COVID-19, on the Company and any Asset-Backed Finance Assets, which could have a material adverse effect on the Company’s assets (specifically, overall delay of the Company’s lending process, timelines and opportunities) and on the business, financial condition and results of operations of Asset-Backed Finance Assets, particularly those Asset-Backed Finance Assets that were already highly leveraged or distressed prior to potential economic downturns associated with these health crises, and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Failure to meet any such financial obligations could result in the Company and its Asset-Backed Finance Assets being subject to margin calls or being required to repay indebtedness or other financial obligations immediately in whole or in part, together with any attendant costs, and the Company and its Asset-Backed Finance Assets could be forced to sell some of its assets to fund such costs. In the event of any such consequences, the Company could lose both invested capital in and anticipated profits from the affected Asset-Backed Finance Asset. No previous success by the Operating Manager or its affiliates in dislocated markets is any guarantee of the Company’s success in respect of investing and managing Asset-Backed Finance Asset during and after public health crises such as the COVID-19 pandemic.

While the Operating Manager expects that the current environment will yield attractive investment opportunities for the Company, the acquisitions made by the Company are expected to be sensitive to the performance of the overall economy. General fluctuations in the market prices of securities and interest rates may affect the value of Asset-Backed Finance Assets or increase the risks associated with an investment in the Company. There can be no assurances that conditions in the global financial markets will not change to the detriment of the Company’s assets and strategy. The continuing negative impact on economic fundamentals and consumer and business confidence would likely further increase market volatility and reduce liquidity, both of which could adversely affect the access to capital, ability to utilize leverage or overall performance of the Company or one or more of its Asset-Backed Finance Assets and these or similar events may affect the ability of the Company to execute its strategy.

Western economies have been moving into high inflation territory and there has been significant concerns that such high inflation may be sustained or possibly lead to stagflation. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets. For example, wages and prices of goods increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation may have negative effects on economic activity. There can be no assurance that inflation will not have an adverse effect on an Asset-Backed Finance Asset’s or the Company’s performance.

Force Majeure events may adversely affect our Asset-Backed Finance Assets.

Asset-Backed Finance Assets or assets may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of infectious disease, pandemic or any other serious public health concern, war, regional armed conflict, terrorism and labor strikes). Natural disasters, epidemics, pandemics and other acts of God, which are beyond the control of the Operating Manager, may negatively affect the economy, assets and livelihood of people throughout the world. For example, Southeast Asia and many countries in Asia, including China, Japan, Indonesia and Australia have been affected by earthquakes, floods, typhoons, drought, heat waves or forest fires. Disease outbreaks have occurred in Asia in the past (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu and COVID-19), and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country related to the Company’s assets may have a negative effect on the Company. Resulting catastrophic losses may either be uninsurable or insurable at such high rates as to make such coverage impracticable. If such a major uninsured loss were to occur with respect to any of the Company’s assets, the Company could lose both invested capital and anticipated profits.

Some force majeure events may adversely affect the ability of a party (including an Asset-Backed Finance Asset or a counterparty to the Company or an Asset-Backed Finance Asset) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to an Asset-Backed Finance Asset or the Company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Company may operate specifically. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more Asset-Backed Finance Assets or its assets, could result in a loss to the Company, including if its position in such Asset-Backed Finance Asset is canceled, unwound or acquired (which could be without what the Company considers to be adequate compensation). Any of the foregoing may therefore adversely affect the performance of the Company and its assets.

The effect of global climate change may impact our business such as through increased operating and capital costs and reduced demand for the products and services of certain Asset-Backed Finance Assets.

Climate change and related regulation could result in significantly increased operating and capital costs and could reduce demand for the products and service of certain platform entities. The Company may acquire assets that are located in areas which are subject to climate change and, as such, there may be significant physical effects of climate change that have the potential to have a material effect on the Company’s business and operations. Physical impacts of climate change may include: increased storm intensity and severity of weather (e.g., floods or hurricanes); wildfires; sea level rise; and extreme temperatures. For example, many climate models indicate that global warming is likely to result in rising sea levels and increased frequency and severity of weather events, which may lead to higher insurance costs, or a decrease in available coverage, for Asset-Backed Finance Assets in areas subject to severe weather. These climate-related changes could damage assets underlying Asset-Backed Finance Assets, especially assets located in low-lying areas near coasts and river banks, and facilities situated in hurricane-prone and rain-susceptible regions.

Moreover, if the evidence supporting climate change continues to grow, various Regulatory Agencies may enact more restrictive environmental regulations. Various laws and regulations exist or are under development that seek to regulate the emission of Greenhouse Gasses (“GHGs”) such as methane and CO2, including the EPA programs to control GHG emissions and state actions to develop statewide or regional programs. Proposed approaches to further regulate GHG emissions include establishing GHG “cap and trade” programs, increased efficiency standards and incentives or mandates for pollution reduction, use of renewable energy sources or use of alternative fuels with lower carbon content. Adoption of any such laws or regulations could increase Asset-Backed Finance Assets’ costs to operate and maintain assets and could require the installation of new emission controls, acquire allowances for GHG emissions, tax payments related to GHG emissions and administration and management of a GHG emissions program. These more restrictive regulations could materially impact the revenues and expenses available to service the Asset-Backed Finance Assets.

As a result of these physical impacts from climate-related events, the Company may be vulnerable to the following: risks of damage to the Company’s assets; indirect financial and operational impacts from disruptions to the operations of the Company’s assets due to severe weather or other unforeseen climate-related events; increased insurance premiums and deductibles or a decrease in the availability of coverage for Asset-Backed Finance Assets in areas subject to severe weather; increased insurance claims and liabilities; increase in energy cost impacting operational returns; changes in the availability or quality of water or other natural resources on which businesses assets’ depend; decreased consumer demand for relevant products or services resulting from physical changes associated with climate change; incorrect long-term valuation of an equity asset due to changing conditions not previously anticipated at the time of the acquisition; and economic disturbances arising from the foregoing.

The burden of complying with conflicting laws may have an adverse impact on the operations of the Company.

Investment in non-U.S. securities involves considerations and possible risks not typically involved with investment in the securities of U.S. issuers, including changes in applicable laws, changes in governmental administration or economic or monetary policy (in the United States or elsewhere) or changed circumstances in dealings between nations. The application of non-U.S. tax laws (e.g., the imposition of withholding taxes on dividend or interest payments) may also affect investment in non-U.S. securities. Higher expenses may result from investment in non-U.S. securities than would result from investment in U.S. securities because of the costs that must be incurred in connection with conversions between various currencies and non-U.S. brokerage commissions that may be higher than in the United States. Non-U.S. securities markets also may be less liquid and more volatile.

Laws affecting international investment and business continue to evolve, although at times in an uncertain manner that may not coincide with local or accepted international practices. Laws and regulations, particularly those concerning foreign investment, insurance and taxation, can change quickly and unpredictably. Inconsistencies and discrepancies among the vast number of local, regional and national laws, the lack of judicial or legislative guidance on unclear or conflicting laws and broad discretion on the part of government authorities implementing the laws produce additional legal uncertainties. The burden of complying with conflicting laws may have an adverse impact on the operations of the Company.

Tax Risks Related to the Company, the Shares and the Company’s Assets

Our acquisition decisions will be based on economic considerations which could result in adverse tax consequences.

An investment in the Company involves complex U.S. and non-U.S. tax considerations that will differ for each Shareholder depending on the Shareholder’s particular circumstances and whether an investment is made through Series I or Series II. The recommendations of the Operating Manager to the Company will be based primarily upon economic, not tax, considerations, and could result, from time to time, in adverse tax consequences to some or all Shareholders. In addition, the Company’s Shareholder base is expected to be diverse, such that the tax considerations relevant to each individual Shareholder may differ from those of other Shareholders, and the tax considerations relevant to the Shareholders may be different from those relevant to the Operating Manager. There can be no assurance that the structure or tax position of the Company or of any Asset-Backed Finance Asset (or the Company’s investment therein) will be tax-efficient for any particular shareholder, for the Series I Shareholders as a whole, or for the Series II Shareholders as a whole. It is likely that Series II Shareholders and Series I Shareholders will have different after-tax returns.

Shareholders may be subject to taxes on phantom income.

The Company may make certain acquisitions, such as acquisitions in original issue discount obligations, credit acquisitions with an equity component, obligations with payment-in-kind features, preferred stock with redemption or repayment premiums or investments in vehicles that are treated as transparent or flow-through with respect to such Shareholder, which, under the tax law of a Shareholder’s jurisdiction of residence or domicile, could give rise to taxable income to the Shareholder without such Shareholder receiving any cash (or receiving cash that is reinvested pursuant to the DRIP). For U.S. Shareholders investing through Series II, such income may also arise as a result of the Company’s acquisitions in equity of certain non-U.S. entities treated as corporations for U.S. federal income tax purposes (e.g., if such entity is treated as a “controlled foreign corporation” or “passive foreign investment company” for U.S. federal income tax purposes). In such cases, taxable income allocated to a Shareholder may exceed cash distributions, if any, made to such Shareholder, in which case such Shareholder would have to satisfy tax liabilities arising from an investment in this Company from other assets of such Shareholder. Similarly, a REIT Subsidiary (as defined above) may make a consent dividend that would cause Series II Shareholders to recognize taxable income without receiving any cash.

Series I Shareholders that reinvest any distributions pursuant to the DRIP may have tax liabilities that exceed cash distributions made to such Series I Shareholders, in which case such excess tax liability arising from the ownership of E Shares and V Shares of Series I (collectively, “Series I Apollo Shares”) and Series I Investor Shares (together with the Series I Apollo Shares, the “Series I Shares”) would need to be satisfied from a Series I Shareholder’s own funds.

We face the risk of owning SPVs in a manner that is not fully tax efficient because certain jurisdictional rules or other factors may limit our ability to do so.

The Company expects to make and hold certain of its Asset-Backed Finance Assets through wholly or partially owned SPVs. When possible, the Company will seek to structure acquisitions through SPVs in a tax efficient manner so as to be exempt from, or reduce income and withholding taxes in a particular SPV’s jurisdiction of formation or incorporation and any other jurisdictions in which the SPV operates, as well as withholding taxes or capital gains taxes arising in, or on payments from, the jurisdictions of the Company’s assets or activities. However, there is no guarantee that such benefits will be available, and, in some cases, the availability of these benefits may be subject to subsequent challenge and clawback. In some cases, certain procedural formalities may need to be completed before payments in respect of Asset-Backed Finance Assets can be made free of withholding tax. The completion of such formalities may depend on the agreement of taxation authorities or the provision of certain information by Shareholders, the timing of which cannot be guaranteed. The implementation of the structures described above could also give rise to additional Company expenses, which would be borne by the Shareholders, and any withholding tax, non-resident capital gains tax or income tax imposed by the jurisdiction in which the SPV is formed or in which the investment is based or operates could reduce returns realized by the Shareholders.

If Series II were to be treated as a corporation for U.S. federal income tax purposes, the value of our Series II Shares might be adversely affected.

The value of our Series II Shares to Shareholders will depend in part on the treatment of Series II as a partnership for U.S. federal income tax purposes. However, in order for Series II to be treated as a partnership for U.S. federal income tax purposes, under present law, 90% or more of Series II’s gross income for every taxable year must consist of “qualifying income,” as defined in Section 7704 of the Code and Series II must not be required to register under the Investment Company Act, or another exception to the “publicly traded partnership” rules must apply. Although Series II intends to operate in a manner such that it will meet the 90% test described above in each taxable year, Series II may not meet such requirement, or current law may change so as to cause, in either event, Series II to be treated as a corporation for U.S. federal income tax purposes. If Series II were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and Series II.

Series II and its corporate subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders.

Series II may take positions with respect to certain tax issues, including with respect to partnership allocations, that depend on legal and other interpretive conclusions. Should any such positions be successfully challenged by the IRS or any other tax authority, a Series II Shareholder might be found to have a different U.S. tax liability (or any tax liability under the law of another jurisdiction), for that year than that reported on its federal (or other) income tax return.

An audit of Series II may result in an audit of the returns of some or all of the Series II Shareholders, which examination could result in adjustments to the tax consequences initially reported by Series II and affect items not related to a Shareholder’s investment in Series II. If such adjustments result in an increase in a Shareholder’s federal income tax liability for any year, such Shareholder may also be liable for interest and penalties with respect to the amount of underpayment. The legal and accounting costs incurred in connection with any audit of Series II’s tax return will be borne by Series II. The cost of any audit of a Shareholder’s tax return will be borne solely by the Shareholder.

Pursuant to legislation governing U.S. tax audits enacted by the U.S. Congress in 2015, as subsequently amended, the regulations promulgated and the guidance issued thereunder, and similar state or local tax rules (collectively, the “BBA Rules”), unless Series II makes the election described below, the IRS is generally permitted to determine adjustments to Series II tax items, and assess and collect taxes attributable thereto (including any applicable penalties and interest), at Series II level in the tax year during which the audit is finalized (the “adjustment year”). In this case, Shareholders of Series II in the adjustment year, rather than the persons that were Shareholders during Series II tax year under audit (the “reviewed year”), would bear the cost of the audit adjustment. In general, under this regime, taxes imposed on Series II would be assessed at the highest rate of tax applicable for the reviewed year and determined without regard to the character of the income or gain, Shareholders’ status or the benefit of Shareholder-level tax attributes (that could otherwise reduce tax due). However, Series II may be able to reduce the underpayment of taxes owed by Series II, to the extent that Series II demonstrates such taxes are allocable to a Shareholder that would not owe any tax by reason of its status as a “tax-exempt entity” or if the character of income is subject to a lower rate of tax.

Series II may under certain circumstances have the ability to avoid the entity-level tax assessment or collection (described above), by electing to “push-out” any adjustments to persons that were Shareholders during the reviewed year (the “Push-out Election”) and issuing them adjusted Schedule K-1s. If Series II makes the Push-out Election, such Shareholders would be responsible for paying any taxes associated with the audit adjustments in the adjustment year (including interest and penalties). In such case, the Shareholders of the reviewed year would also incur a two-percentage point increase on the interest rate that would otherwise have been imposed on any underpayment of taxes (unless such Shareholder is a pass-through entity and makes a valid Push-out Election to “push out” its share of the adjustments to its shareholders, members or owners). If Series II makes a Push-out Election with respect to Shareholders or former Shareholders whose allocable Shares of adjustments would have been subject to U.S. federal withholding tax, such Shareholders or former Shareholders may be required to file a U.S. federal income tax return and pay their allocable Shares of interest, penalties and additions to tax even though Series II is required to pay the withholding tax. The Operating Manager has discretion whether or not to make the Push-out Election and has not yet determined whether or to what extent such election will be appropriate. The Operating Manager or the person the Operating Manager appoints will be the “shareholder representative” for purposes of the BBA Rules and will have broad authority to represent Series II in respect of tax audits, including the authority to make the Push-out Election.

Certain of the Company’s Asset-Backed Finance Assets, such as Asset-Backed Finance Assets that are operating partnerships, will be subject to the rules described above, in which case the BBA Rules would be expected to apply to the Company as a partner therein. The Company may also make acquisitions through tiered partnership structures (including as a minority partner), in which case its capacity to make a “push out” election in respect of such tiered partnership investment may be limited by the timing of information provided by the underlying Asset-Backed Finance Assets or decisions by the underlying Asset-Backed Finance Assets that the Company may not have control over.

In addition, Series II “blocker” vehicles taxable as corporations for U.S. federal income tax purposes and REIT Subsidiaries (as defined above) are subject to the examination of their income and other tax returns by the IRS and other authorities.

Prospective investors are encouraged to consult their tax advisors regarding the impact of the BBA Rules on their investment in Series II.

Series I faces the risk of a tax audit which may have adverse consequences for Series I and/or the Series I Shareholders.

Series I is subject to the examination of its income and other tax returns by the IRS and other tax authorities. Series I regularly assesses the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although we believe Series I intends to make appropriate provisions for taxes in the jurisdictions in which it operates, changes in the tax laws or challenges from tax authorities under existing laws could adversely affect Series I’s business, financial condition and results of operations.

In addition, certain of the Company’s Asset-Backed Finance Assets, such as Asset-Backed Finance Assets that are operating partnerships, will be subject to the rules described above under “—Series II and its corporate subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders,” in which case the BBA Rules would be expected to apply to the Company as a partner therein. The Company may also acquire through tiered partnership structures (including as a minority partner), in which case its capacity to cause a “push out” election to be made in respect of such tiered partnership investment may be limited by the timing of information provided by the underlying Asset-Backed Finance Asset or decisions by the underlying Asset-Backed Finance Asset that the Company may not have control over. Finally, Series I expects to hold certain investments through one or more REIT Subsidiaries (as defined above), which are also subject to the examination of their income and other tax returns by the IRS and other authorities.

Prospective investors are encouraged to consult their tax advisors regarding the impact of potential tax audits on their investment in Series I.

There is no assurance that Schedules K-1 will be provided within a particular time-frame to Series II Shareholders and any such Schedule K-1 may be based on the best available estimates at the time of issuance.

The Operating Manager will endeavor to provide Series II Shareholders with estimates of the taxable income or loss computed for U.S. tax purposes allocated to them in connection with their investment in Series II within 120 calendar days of the end of the fiscal year and final Schedules K-1s within 180 calendar days of the end of the fiscal year. However, while delays are not expected, there is no assurance that such estimates or final Schedules K-1s will ultimately be provided within the applicable time frame, given, among other things, evolving reporting and compliance requirements or other events, and final statements, including Schedules K-1s, may not be available until after the completion of Series II’s annual audit. Neither the Company nor the Operating Manager will be liable for any failure to provide or delay in providing such final Schedules K-1s. Series II Shareholders may be required to obtain extensions of the filing date for their income tax returns at the U.S. federal, state and local levels (and, to the extent applicable, any non-U.S. income tax returns).

Some of our financing arrangements may result in the tax-exempt holders of our Series II Shares recognizing UBTI.

The Company and subsidiary vehicles of the Company will enter into financing arrangements, obtain credit facilities or otherwise employ leverage to finance their acquisitions of Asset-Backed Finance Assets. These arrangements may result in Series II and Series II Shareholders being treated as holding debt-financed property that may give rise to UBTI for tax-exempt Series II Shareholders. The Operating Manager expects to structure acquisitions in operating partnerships for Shareholders investing in Series II that it expects to give rise to UBTI through a “blocker” vehicle taxable as a corporation for U.S. federal income tax purposes or a REIT Subsidiary (as defined above). However, Series II does not expect to utilize “blocker” vehicles when entering into, or drawing down amounts under, credit facilities or other financing or hedging arrangements available to the Company or subsidiary vehicles of the Company.

Increases to the corporate tax rate would likely decrease the Company’s returns.

Any increase in the corporate income tax rate or changes to the corporate income tax rules that have the effect of increasing the effective corporate income tax rate would likely result in an increase of the overall tax burden borne by Series I and any Series II “blocker” vehicles taxable as corporations for U.S. federal income tax purposes (including any REIT Subsidiary if it fails to qualify as a REIT and any of its taxable REIT subsidiaries) and, as a result, such changes could materially affect the Company’s returns. In addition, the value of the Company’s assets may be affected by any changes in tax rates or tax rules, and Shareholders that redeem will not benefit from any such changes after their redemption, and conversely, Shareholders that do not redeem may be burdened by the impact of any such changes, including with respect to the impact of any such changes on the portion of any asset attributable to redeemed Shareholders. See the discussion under the heading “—Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value.”

The IRS might not agree with our assessment regarding the treatment of Special Fees.

Series II intends to take the position that the reduction of the Management Fee for Special Fees received by the Operating Manager or its affiliates should not cause Series II or its Shareholders to be treated as being engaged in a U.S. trade or business, but there is a risk that the IRS might take the position that tax-exempt and Non-U.S. Series II Shareholders should be treated as having received a portion of such Special Fees and, if such fees were regularly received by Series II, that a tax-exempt or Non-U.S. Series II Shareholder’s allocable share of such fees should be treated as UBTI or ECI, as applicable. Additionally, if such Special Fees are treated as being received directly by Series II, such fees would not be qualifying income for purposes of the Qualifying Income Exception, an exception that exists with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for every taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation (the “Qualifying Income Exception”) from the publicly traded partnership rules, and as a result, Series II may not qualify for the Qualifying Income Exception in which case, unless another exception applied, Series II would likely be subject to taxation as a corporation for U.S. federal income tax purposes, and such treatment would materially adversely affect the value of the Series II Shares.

Non-U.S. Shareholders may be subject to United States income tax with respect to the gain on disposition of their Shares.

We believe it is possible that Series I may become a “United States real property holding corporation” and/or Series II may hold interests in, “United States real property interest,” each as defined in the Code and applicable Treasury regulations. As a result, Non-U.S. Series I Shareholders may be subject to United States federal income tax on a sale, exchange or other disposition of our Series I Shares and may be required to file a United States federal income tax return, and Non-U.S. Series II Shareholders may be subject to federal income tax and withholding tax on a sale, exchange or other disposition of our Series II Shares pursuant to Section 1445 of the Code.

If we are required to register as an investment company under the Investment Company Act, Series II may be treated as a publicly traded partnership that is subject to corporate income taxes.

If Series II were deemed to be an investment company under the Investment Company Act, the Qualifying Income Exception to the publicly traded partnership rules would no longer apply, and in that case, unless another exception applied, Series II would likely be subject to taxation as a corporation for U.S. federal income tax purposes, and such treatment would materially adversely affect the value of the Series II Shares.

Shareholders will be subject to certain restrictions on transfer.

Transfer of interests will be prohibited if such transfer would, among other things, result in taxation at the entity level of any REIT Subsidiary (unless such taxation is elected by such entity prior to such transfer), disqualification of the REIT Subsidiary as a REIT.

Changes in U.S. Tax Laws may adversely affect the Company or Shareholders.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which among other things, altered the taxation of business entities including by imposing an alternative minimum tax on the book income of certain large corporations, implementing a 1% excise tax on stock repurchases, and economically similar transactions, of U.S. publicly traded corporations and bolstered funding for the IRS. The 1% excise tax may apply to leveraged buyouts and certain merger transactions, which could increase the cost to the Company of acquiring publicly traded corporations. Ambiguities surrounding various aspects of the IRA together with uncertainty about the nature and timing of regulations that will be promulgated to implement such legislation, may create uncertainty in financial markets and create other unknown risks.

Additionally, various tax measures recently adopted by the U.S. Congress, including tax measures currently under consideration, could result in changes in the U.S. tax system that could affect Shareholders, as well as Asset-Backed Finance Assets. Such measures may include changes in tax rates, a global minimum tax, limits on the deductibility of expenses, disallowance or limitation on the deductibility of interest on any leverage incurred by the Company or its assets, other increases in the taxable income base, increases in the corporate and capital gains rates and broad-based domestic and international corporate tax reform.

The IRA also includes significant tax credit incentives for a variety of renewable energy resources in the United States, which may have a significant impact on the renewable energy industry, including certain Company assets. Among other changes, the IRA extends the investment tax credits and production tax credits available for solar and wind projects and adds expanded tax credits for certain new renewable energy technologies and capacities. Certain credits contained in the IRA are subject to sunset and the availability of these credits for any individual project (including as to amount), may be limited. These credits may also impact the dynamics of the markets in which the Company’s assets operate and may affect the return profile and asset selection of the Company in ways that cannot currently be predicted. The tax incentives available under the IRA may be limited where interests in the underlying project are held by tax-exempt and non-U.S. investors (and certain other investors treated as tax-exempt for such purposes), which may cause the Company to invest through certain blocker corporation structures as described in more detail below.

A number of provisions of the IRA are expected to be the subject of future regulations and guidance. While certain regulations and guidance have been issued by the U.S. Treasury Department and the IRS applicable to these provisions, some of these regulations remain in proposed form or are yet to be promulgated and other interpretative guidance will be necessary to help reduce uncertainty in application. However, it may take a substantial amount of time for regulations to become final and guidance to be published, and, accordingly, the Company may have significant uncertainties in its tax positions. Furthermore, the impact of this legislation on the state and local tax consequences of an investment in the Company is uncertain and will depend on whether and to what extent state and local jurisdictions conform applicable tax laws to these provisions and the interpretation thereof. In addition, there can be no assurance that U.S. tax laws, including laws impacting the corporate income tax rate, will not significantly change in the future.

Our business may be affected by changes to tax regimes in jurisdictions outside of the United States.

The Company and/or the Shareholders could become subject to additional or unforeseen taxation in jurisdictions in which the Company operates. Changes to taxation treaties (or their interpretation) between the countries relevant for the Company’s assets may adversely affect the Company’s ability to efficiently realize income or capital gains. Tax laws of different jurisdictions vary substantially with respect to the treatment of specific items of income, gain, loss, deduction and credit, and with respect to the bases on which such tax is or may be assessed. The Company expects to acquire a substantial amount of capital in various non-U.S. jurisdictions and the impact of tax laws in the relevant jurisdictions in respect of any particular asset, or on any specific Asset-Backed Finance Assets, may be material. For example, interest payments on Company holdings in certain jurisdictions and certain other items of income may be subject to withholding taxes or non-resident capital gains taxes, and in some cases, the withholding taxes or non-resident capital gains taxes may be greater than if such Company holdings were held directly by the Shareholders.

In addition, non-U.S. tax laws, including their interpretation, are subject to change, and the Company cannot predict what effect such changes might have on the Company and/or Shareholders. The Company and/or the Shareholders could become subject to additional or unforeseen taxation in jurisdictions in which the Company operates, and local tax incurred in these jurisdictions by the Company vehicles may not be creditable or deductible to Shareholders in their jurisdiction of residence. There can also be no assurance that U.S. tax credits (or credits in any non-U.S. jurisdiction) may be claimed with respect to non-U.S. taxes incurred, including in respect of the withholding taxes described above. Shareholders wishing to claim the benefit of an applicable tax treaty may be required to submit information to tax authorities in such jurisdictions. Further, changes to taxation treaties (or their interpretation) between the United States and the countries in which the Company operates may adversely affect the Company’s ability to efficiently realize income or capital gains, which may result in additional taxation to Company vehicles used to facilitate investments in such non-U.S. jurisdictions or to the Shareholders.

The OECD and other government agencies in other jurisdictions have continued to recommend and implement changes related to the taxation of multinational companies. In particular, the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“OECD IF”) has committed to a proposal that allocates a formulaic share of the consolidated profit of a multinational enterprise to jurisdictions where their consumers are located (i.e., where sales arise) resulting in additional tax in such jurisdictions (“Pillar 1”). The OECD IF also announced an agreement among 138 countries (as of December 16, 2022), including all G7 and G20 countries, on the key principles with respect to the introduction of a corporate global minimum tax rate of 15% (assessed on a jurisdiction-by-jurisdiction basis) with a target of such proposal being effective domestically during 2023 (“Pillar 2”). On December 20, 2021, the Inclusive Framework released model rules on Pillar 2 (“Pillar 2 Rules”), and later commentary and administrative guidance. On December 15, 2022, the EU Council adopted a Council Directive to implement the Pillar 2 Rules in Member States of the European Economic Area (“Member States”). Depending on how countries amend their tax laws to adopt all or part of the Pillar 2 Rules (and, when finalized, measures from Pillar 1), there may be an increase in tax uncertainty and an increase in taxes applicable to the Company, Shareholders or Asset-Backed Finance Assets. The Company cannot predict whether the U.S. Congress or any other legislative body will enact new tax legislation (including increases to tax rates), whether the IRS or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation, whether Member States will implement such guidelines and to which degree, nor can it predict what effect such legislation, regulations or international guidelines might have, including any potential impact on global markets. There can be no assurance that new legislation or regulations, including changes to existing laws and regulations, will not have an adverse effect on the Company’s performance.

On October 5, 2015, the OECD published 13 final reports and an explanatory statement outlining consensus actions under the Base Erosion and Profit Shifting (“BEPS”) project. This project involves a coordinated multijurisdictional approach to increase transparency and exchange of information in tax matters, and to address weaknesses of the international tax system that create opportunities for BEPS by multinational companies. The reports cover measures such as new minimum standards, the revision of existing standards, common approaches which will facilitate the convergence of national practices and guidance drawing on best practices. The outcome of the BEPS project, including limiting interest deductibility, changes in transfer pricing, new rules around hybrid instruments or entities and loss of eligibility for benefits of double tax treaties could increase tax uncertainty and impact the tax treatment of the Company’s earnings. This may adversely impact the returns of the Company or limit future opportunities due to potential tax leakage.

Implementation into domestic legislation has not been uniform across the participating states.

On November 24, 2016, the OECD published the text of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS, which is intended to expedite the interaction of the tax treaty changes of the BEPS project. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to the Company and could have an adverse tax impact on the Company, Shareholders and/or Asset-Backed Finance Assets. On June 7, 2017, the first wave of countries (68 in total) participated in the signing ceremony of the multilateral instrument (“MLI”). The MLI went into effect on July 1, 2018 with the intention to override and complement certain provisions in existing bilateral tax treaties. The MLI may not have immediate effect but, rather, when it applies will depend on a number of factors, including further steps required to ratify changes to treaties according to the local law of the signatory countries. There is a lack of certainty as to how the signatories will apply the MLI and from when. The ratification process of Luxembourg has been achieved through the law of March 7, 2019 and the deposit of the instrument of ratification with the OECD on April 9, 2019. As a consequence, the MLI entered into force on August 1, 2019. Its application per double tax treaty concluded with Luxembourg will depend on the ratification by the other contracting state and on the type of tax concerned. There are some countries that have not yet signed including the United States and Brazil. Significant uncertainty remains around the access to tax treaties for the Company’s assets holding structures, which could create situations of double taxation and adversely impact the returns of the Company.

The OECD is continuing with the BEPS project with additional proposals. These approaches go beyond the original measures from the 2015 reports and may have the effect of changing the way that the tax base for the Company and its Asset-Backed Finance Assets are established. The impact for financial services businesses is currently unclear. To the extent that the Operating Manager determines in its sole discretion that additional taxes imposed on the Company, intermediate entities or Asset-Backed Finance Assets are properly attributable to a Shareholder or group of Shareholders, including as a result of a hybrid mismatch/non-inclusion (because of the tax classification of the entities or instruments in a Shareholder’s local jurisdiction) or a Shareholder’s failure to provide requested information (which may support compliance with the rules described in the foregoing), such taxes may be deemed distributed to or otherwise allocated to such Shareholder or group of Shareholders pursuant to the terms of the LLC Agreement. Prospective investors should consult their own tax advisors regarding all aspects of the implementation of these laws and directives as it affects their particular circumstances.

In December 2017, an EU list of non-cooperative tax jurisdictions was agreed by the finance ministers of Member States. The EU’s list is intended to promote good governance in taxation worldwide, maximizing efforts to prevent tax avoidance, tax fraud and tax evasion. If a jurisdiction in which the Company directly or indirectly invests or receives payments from, is considered as non-cooperative tax jurisdiction (at the time the investment is made or at a later stage), this may result in adverse tax consequences for the Company and/or Shareholders. The list is regularly updated and was (last revised on 14 February 2023).

The Business in Europe: Framework for Income Taxation (“BEFIT”) is a European Commission proposal for a directive to produce a comprehensive solution for business taxation in the EU. BEFIT aims to introduce a common set of rules for EU companies to calculate their taxable base while ensuring a more effective allocation of profits between EU countries. BEFIT has the potential to alter taxing rights with the EU, and may include substantive changes to applicable tax rules (including, for example, the debt-equity bias reduction allowance proposal, which would, if adopted, introduce both a tax allowance on increases in company equity and a limitation of the tax deductibility of interest payments). Consultation of BEFIT concluded in January 2023, it is expected that the European Commission will decide whether to adopt BEFIT in the third quarter of 2023. Whether this proposal will be taken forward, and if so the details and timing of its implementation, is therefore uncertain.

ATAD I-III, DAC6 and the UK MDR Regime may place additional administrative burdens on the Operating Manager’s management team or portfolio investment management and ultimately could lead to increased cost, which could adversely affect profitability.

The European Council has adopted two Anti-Tax Avoidance Directives, Council Directive (EU) 2016/1164 of 12 July 2016 laying down rules against tax avoidance practices that directly affect the functioning of the internal market (“ATAD I”) and Directive 2017/952/EU of May 29, 2017, amending ATAD I as regards hybrid mismatches with third countries (“ATAD II”). The measures included in ATAD I and ATAD II were implemented into Luxembourg law on, respectively, December 21, 2018, and December 20, 2019, and all of them are applicable gradually since January 1, 2019, January 1, 2020 or January 1, 2022, depending on the measure. ATAD I and ATAD II may place additional administrative burdens on the Operating Manager’s management team or portfolio investment management to assess the impact of such rules on the assets of the Company and ultimately could lead to increased cost, which could adversely affect profitability. ATAD I and ATAD II may also impact the returns of the Company.

On January 17, 2023, the European Parliament approved a proposal for a further anti-tax avoidance directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU U (“ATAD III”). The final text will need to be approved by the Council of the European Union. The rules contained in ATAD III aim to target EU entities mainly involved in cross-border activities, having predominantly passive income flows and outsourcing the administration of day-to-day operations and the decision-making on significant functions. ATAD III could result in additional reporting and disclosure obligations that may result in the denial of certain EU Directives and tax treaty benefits on EU entities not meeting certain minimum substance criteria (the so-called “shell entities”). ATADIII3 is a proposal still subject to the unanimous consent of the Member States and, to the extent it is passed in its current form, will only become effective after the national transposition by the Member States and may be subject to certain exemptions incorporated in its provisions.

The EU has taken further steps towards tax transparency with the sixth version of the EU Directive on administration and cooperation for implementation by Member States (“DAC6 Rules”). In addition, the United Kingdom repealed DAC6 and implemented reporting rules following the OECD Mandatory Disclosure Rules (“UK MDR Rules”). DAC6 Rules and UK MDR Rules could require taxpayers and their advisers to report on cross-border arrangements with an EU or UK component that bear one of the prescribed hallmarks. The hallmarks are widely drafted and may require many transactions to be reported. Failure to comply with disclosure obligations can result in fines and penalties. DAC6 Rules or UK MDR Rules could expose the Company’s business activities to increased scrutiny from European or United Kingdom tax authorities.

Risks Related to Regulatory Matters

We will have certain reporting obligations not applicable to private companies. We will need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have an adverse effect on our business.

We will be subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

We will be subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act by the time we file our second annual report on Form 10-K. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting for so long as we remain an “emerging growth company.” Even if we no longer qualify as an “emerging growth company,” our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Shares, which is not expected to occur.

In addition, we have elected to avail ourselves of the extended transition period for complying with new or revised accounting standards available for “emerging growth companies” and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates and may result in less investor confidence. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company.

We face the risk that the Operating Manager or any affiliated entities may experience a compliance failure, which would adversely affect us.

Apollo and certain of its affiliates, including the Operating Manager, are regulated entities, and any compliance failures or other inappropriate behavior by them may have a material and/or adverse effect on the Company. The provision of investment management services is regulated in most relevant jurisdictions, and the Operating Manager (and Apollo generally) must maintain its regulatory authorizations to continue to be involved both in the management of the Company’s assets and to continue Apollo’s businesses generally. The Operating Manager’s ability to source and execute transactions for the Company, and investor sentiment with respect to the Company, may be adversely affected by negative publicity arising from any regulatory compliance failures or other inappropriate behavior by any Apollo affiliate or its investment professionals.

We face the risk that the legal and regulatory fields will change in a manner which adversely affects the Company.

Legal and regulatory changes could occur during the Company’s term that may adversely affect the Company or its assets. There has been, and it is possible that there will be, further involvement of governmental and regulatory authorities in financial markets around the world. See “—We would not be able to operate our business according to our business plans if we are required to register as an investment company under the Investment Company Act” above. For example, the Company expects to make acquisitions in a number of different industries, some of which are or may become subject to regulation by one or more governmental agencies or authorities. New and existing regulations, changing regulatory requirements and the burdens of regulatory compliance all may have an adverse effect on the performance of Asset-Backed Finance Assets that operate in these industries.

The Company and the Operating Manager cannot predict whether new legislation or regulation (including new tax measures) will be enacted by legislative bodies or governmental agencies, nor can either of them predict what effect such legislation or regulation might have. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have an adverse effect on the Company’s business performance.

The Company, the Operating Manager and its affiliates are subject to the FCPA and other anti-bribery laws, which can result in significant civil and criminal penalties and may prevent certain investments.

Apollo’s professionals, the Operating Manager, the Company, its Asset-Backed Finance Assets and their respective affiliates are subject to the U.S. Foreign Corrupt Practices Act of 1977 (as amended from time to time, the “FCPA”) and other anti-corruption, anti-bribery, anti-boycott and other similar and/or relevant laws and regulations that apply to the Company in connection with its investment opportunities throughout the U.K., the EU and other jurisdictions in which the Company may acquire from time to time.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA and penalty amounts in FCPA cases have risen dramatically. In addition, the U.K. has significantly expanded the reach of its anti-bribery laws and other countries have become active in these areas of enforcement, especially with respect to anti-corruption. While Apollo has developed and implemented policies and procedures designed to ensure strict compliance by Apollo and its personnel with the FCPA, such policies and procedures may not be effective to prevent violations in all instances. In addition, in spite of Apollo’s policies and procedures, affiliates of Asset-Backed Finance Assets, particularly in cases where the Company or another Apollo Client does not control such Asset-Backed Finance Assets, may engage in activities that could result in anti-corruption violations. Any determination that the Company or Apollo has violated the FCPA, or other applicable anti-corruption laws or anti-bribery laws, could subject it to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, problems with lenders and a general loss of Shareholder confidence, any one of which could adversely affect the Company’s and Apollo’s business prospects and/or financial position, as well as the Company’s ability to achieve its objective and/or conduct its operations. Some applicable anti-corruption laws, including the portions of the FCPA that apply to U.S. issuers, affirmatively require companies to make and keep accurate and reasonably detailed books and records and to maintain adequate policies, procedures and internal controls to, among other things, prevent bribery and provide reasonable assurances that transactions are made with appropriate management authorization. These requirements may impose an added compliance cost which could affect the Company’s, Apollo’s or Asset-Backed Finance Assets’ financial prospects. Additionally, such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on opportunities and for such Asset-Backed Finance Assets to obtain or retain business as some business competitors may not adhere to applicable anti-corruption laws.

Some of our assets may be treated as “securitizations” under the EU/U.K. Risk Retention Rules.

Risk retention and due diligence requirements (the “EU/U.K. Risk Retention Rules”) apply under EU/U.K. (as appropriate) legislation in respect of various types of investors, including credit institutions, investment firms, authorized alternative investment fund managers and insurance and reinsurance undertakings (together, “Affected Investors”). Among other things, such requirements restrict an investor who is subject to the EU/U.K. Risk Retention Rules from investing in securitizations issued on or after January 1, 2011 (or securitizations issued before that date to which new underlying exposures are added or substituted after December 31, 2014), unless: (i) the originator, sponsor or original lender in respect of the relevant securitization (the “Risk Retention Holder”) has explicitly disclosed that it will retain, on an ongoing basis, a net economic interest of not less than 5% in respect of certain specified credit risk tranches or securitized exposures; and (ii) the investor is able to demonstrate that it has undertaken certain due diligence in respect of various matters including (a) its note position, (b) the underlying assets and (c) (in the case of certain types of investors) the relevant sponsor or originator. Risk Retention Holders must hold the retained net economic interest throughout the life of the securitization, and cannot enter into any arrangement designed to mitigate the credit risk in relation thereto. Failure to comply with one or more of these requirements could result in various penalties including, in the case of those investors subject to regulatory capital requirements, the imposition of a punitive capital charge.

Acquisitions by the Company which involve the tranching of credit risk associated with an exposure or pool of exposures are likely to be treated as “securitizations” under the EU/U.K. Risk Retention Rules. If such acquisitions involve Affected Investors, the sponsor or originator of the transaction could be required to act as the Risk Retention Holder. This could increase the costs of such acquisitions for the Company and, where it acts as the Risk Retention Holder, reduce the Company’s liquidity and prevent the Company from entering into any credit risk mitigation in respect of such acquisitions.

The EU/U.K. Risk Retention Rules have been replaced by those contained in Regulation (EU) 2017/2402 of the European Parliament and of the Council of 12 December 2017 (the “Securitization Regulation”). The Securitization Regulation applies from January 1, 2019 (subject to certain transitional provisions regarding securitizations the securities of which were issued before January 1, 2019) and, where relevant, as transposed and retained into the national laws of the U.K. following the U.K.’s exit from the EU. Shareholders should be aware that there are material differences between the EU/U.K. Risk Retention Rules and the Securitization Regulation. For example, the Securitization Regulation imposes a direct retention obligation on sponsors and originators of securitizations. Failure by the sponsor or originator to comply with this retention obligation could result in criminal sanctions and fines of up to 10% of total annual turnover (calculated on a consolidated basis). Moreover, the Securitization Regulation expands on the types of Affected Investor to which the due diligence requirements apply. The Securitization Regulation does not explicitly provide for sanctions for failure by an Affected Investor to comply with the due diligence requirements, although sanctions or other adverse implications could apply under the relevant sectoral EU legislation governing the Affected Investor. Prospective investors should be aware that the range of strategies and acquisitions that the Company is able to pursue could be limited by the Securitization Regulation, and that there could be other adverse consequences for Shareholders and their investments in the Company as a result of changes to the EU risk retention and due diligence requirements that have been introduced through the Securitization Regulation.

Prospective investors belonging to any category of Affected Investor should consult with their own legal, accounting, regulatory and other advisors and/or regulators to determine whether, and to what extent, the information set out in this Annual Report on Form 10-K and in any Shareholder report provided in relation to the offering of our Shares is sufficient for the purpose of satisfying their obligations under the EU/U.K. Risk Retention Rules, and such Shareholders are required to independently assess and determine the sufficiency of such information. Prospective investors are themselves also responsible for monitoring and assessing changes to the EU/U.K. Risk Retention Rules, and any regulatory capital requirements applicable to the Shareholder, including any such changes introduced through the Securitization Regulation.

The prices of our Asset-Backed Finance Assets will be volatile and could change as a result of valuations and changing accounting standards.

The valuation of the assets of the Company will affect the Company’s reported performance. Although the valuation of the Company’s assets will be performed in accordance with the terms of valuation guidelines as approved by the Board, the Company’s assets will be investments for which there is no, or a limited, liquid market and the fair value of such assets may not be readily determinable. There is no assurance that the value assigned to an asset at a certain time will accurately reflect the value that will be realized by the Company upon the eventual disposition of the asset and the performance of the Company could be adversely affected if such valuation determinations are materially higher than the value ultimately realized upon the disposition of the asset. Such valuations also may vary from similar valuations performed by independent third parties for similar types of securities or assets.

Valuation methodologies used to value an asset will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. For example, the Operating Manager could believe that capitalization rates will be lower upon sale of an asset than they ultimately are, or that interest rates will decline during the hold period of an asset thereby creating attractive value even though rates do not decline. Valuation methodologies may permit reliance on a prior period valuation of particular assets. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Operating Manager’s or the Company’s control. The valuation of assets will affect the amount and timing of the Apollo’s Performance Fee and the amount of Management Fees paid to the Operating Manager. As a result, there may be circumstances where Apollo is incentivized to determine valuations that are higher than the actual fair value of assets. There will be no retroactive adjustment in the valuation of any asset or the amount of Performance Fee allocated to Apollo or Management Fees paid to the Operating Manager to the extent any valuation proves to not accurately reflect the realizable value of an asset.

For purposes of financial reporting that is compliant with GAAP, the Company is required to follow the requirements for valuation set forth in Accounting Standards Codification 820 (“ASC 820”), “Fair Value Measurements and Disclosures” (formerly, Financial Accounting Standards No. 157, “Fair Value Measurements”), which defines and establishes a framework for measuring fair value under GAAP and expands financial statement disclosure requirements relating to Fair Value Measurements. Additional Financial Accounting Standards Board (“FASB”) Statements and guidance and additional provisions of GAAP that may be adopted in the future may also impose additional, or different, specific requirements as to the valuation of assets and liabilities for purposes of GAAP-compliant financial reporting. Except as described below, the Operating Manager intends to apply ASC 820 and other relevant FASB statements and guidance to the valuation of the Company’s assets and liabilities. In particular, the Operating Manager intends to apply the ASC 820 requirement that the fair value of an asset must reflect any restrictions on the sale, transfer or redemption of such asset—a requirement that may result in the imposition of a discount when determining the fair values of assets that are subject to such restrictions.

ASC 820 and other accounting rules applicable to the Company and various assets in which it invests are subject to change. Notwithstanding that the Company is a lending platform that conducts its operations so that the Company does not fall within or is excluded from the definition of an “investment company” under the Investment Company Act, the Company expects to utilize investment company accounting methods. Accordingly, such changes may adversely affect the Company. For example, changes in the rules governing the determination of the fair value of assets to the extent such rules become more stringent would tend to increase the cost and/or reduce the availability of third-party determinations of fair value. This may in turn increase the costs associated with selling assets or affect their liquidity due to inability to obtain a third-party determination of fair value.

Notwithstanding the foregoing, the Operating Manager may determine in certain instances to assign to a particular asset or liability a different value under the terms of the LLC Agreement than the value assigned to such asset or liability for financial reporting purposes (in particular, the value assigned to such asset or liability as required by GAAP). In particular, the Operating Manager may not apply GAAP when determining whether an asset has been disposed of (e.g., whether it has declined in value is to be treated as significant and permanent for the purposes of determining distributions (including distributions of Performance Fee) and management fees payable to or by the Company that are determined on the bases of Adjusted Cost).

Accordingly, Shareholders should only expect such assets or liabilities to be valued in accordance with GAAP for purposes of preparing the Company’s GAAP-compliant audited financial statements. Otherwise, except as expressly required by the terms of the LLC Agreement, the Operating Manager may assign such assets or liabilities a different value for all other purposes (including, without limitation, for purposes of allocating gains and losses), without regard to any GAAP requirements relating to the determination of fair value.

The Company may be subject to pay-to-play laws, regulations and policies, which prohibit, restrict or require disclosure of payments to state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds.

A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives, employees or agents makes a contribution to certain elected officials or candidates. If the Operating Manager, any of its employees or affiliates or any service provider acting on their behalf fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Company and Apollo generally, and may require the applicable Shareholder to withdraw from the Company, which in turn could adversely affect the other Shareholders.

While we try to comply with data protection laws, we cannot always accurately anticipate the ways in which those laws will be interpreted, potentially subjecting us to liability.

The Company’s and/or the Operating Manager’s processing of personal data associated with their staff and representatives, natural person investors, service provider representatives and others, including the use of third-party processors and cloud-based services to, among other things, store and maintain personal data, imposes legal and regulatory risks. Legal requirements relating to the collection, storage, handling and transfer of personal data continue to develop. Certain activities of the Company and/or the Operating Manager and/or other members of Apollo or its affiliates may, for example, be subject to the EU’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act or the Cayman Islands Data Protection Law.

While the Company, the Operating Manager and other members of Apollo or its affiliates intend to comply with their privacy and data protection obligations under GDPR and other applicable laws, they may not be able to accurately anticipate the ways in which regulators and courts will apply or interpret the law. The failure of the Company and/or the Operating Manager, or another member of Apollo’s or its affiliates’ indirectly providing services to the Company to comply with privacy and data protection laws could result in negative publicity and may subject the Company to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities or penalties. And if privacy or data protection laws are implemented, interpreted or applied in a manner inconsistent with Apollo’s expectations, that may result in business practices changing in a manner that adversely impacts the Company. Moreover, if the Company and/or the Operating Manager, or other members of Apollo or its affiliates suffer a security breach impacting personal data, there may be obligations to notify government authorities or stakeholders, which may divert the Operating Manager’s time and effort and entail substantial expense.

The GDPR was implemented into laws enforceable in the U.K. by the Data Protection Act 2018. The U.K. formally left the EU on January 31, 2020. Following withdrawal from the EU, the U.K. entered a transition period lasting until December 31, 2020, during which EU law continued to apply in the U.K. (and any new EU legislation that took effect before the end of the transition period also applied to the U.K.). Following the end of such transition period, the GDPR (as it existed on December 31, 2020) has been retained in U.K. law as the U.K. GDPR, which applies in the U.K. from January 1, 2021. Given the dual regimes, the U.K.’s withdrawal from the EU may therefore lead to an increase in data protection compliance costs for any Asset-Backed Finance Assets of the Company that have operations in the U.K. and the EU, although as the U.K. GDPR is (for the time being) substantially similar to the GDPR (but with necessary national variations), and as the European Commission has issued a finding of data protection adequacy for the U.K., such compliance costs may not be significant. However, to the extent that the U.K. GDPR and GDPR begin to diverge, and if a finding of data protection adequacy for the U.K. is revoked by the European Commission, such Asset-Backed Finance Assets could face substantial additional data protection compliance costs in the long term (e.g., in the form of a greater dual regulatory compliance burden and the costs of implementing data transfer safeguards).

Compliance with the SEC’s Regulation Best Interest (“Regulation Best Interest”) by participating broker-dealers may negatively impact our ability to raise capital, which could harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend our Shares to certain retail customers, or the amount of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the duty of care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist our ability to raise capital may be adversely affected. You should ask your broker-dealer or other financial professional about what reasonable alternatives exist for you, and how our offering compares to other types of investments (e.g., listed entities) that may have lower costs, complexities, and/or risks, and that may be available for lower or no commissions. If Regulation Best Interest reduces our ability to raise capital, it may harm our ability to achieve our objectives.

We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures.

Certain acquisitions made by the Company, including those that involve a business or real estate connected with, related to or that implicates national security, critical technology or the collection or storage of sensitive data, could be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”), non-U.S. national security/investment clearance regulators or other regulators (each, a “FDI Regulator”), depending on the beneficial ownership and control of Shares in the Company, as well as access to information and other rights regarding Company assets. In the event that a FDI Regulator reviews one or more of the Company’s proposed or existing acquisitions, there can be no assurances that the Company will be able to maintain, or proceed with, such acquisitions on terms acceptable to the Company. FDI Regulators may seek to impose limitations or restrictions that prevent the Company from maintaining or pursuing acquisitions, which could adversely affect the Company’s performance with respect to such acquisitions (if consummated) and thus the Company’s performance as a whole. In the event that restrictions are anticipated to be imposed on any acquisition by the Company due to the non-U.S. status of a Shareholder or group of Shareholders or other related CFIUS, national security or other regulatory considerations, the Operating Manager could choose to exclude such Shareholder(s) from participating in such acquisition, require the Shareholder(s) to withdraw from the Company, restrict transfers by a Shareholder, substitute required votes by the Board or Shareholders, restrict or otherwise limit information otherwise required to be provided to Shareholders or the Board or implement a structure for such acquisition that results in different instruments being held by or for the benefit of such Shareholders, which could result in such Shareholders receiving all or a portion of any distributions relating to such acquisition in a different manner, or on different timing, than other Shareholders or the Operating Manager (including in respect of the Operating Manager’s Performance Fee). The outcome of CFIUS’s and other FDI Regulators’ processes may be difficult to predict, and there is no guarantee that, if applicable to an Asset-Backed Finance Asset, the decisions of CFIUS or other FDI Regulators would not adversely impact the Company’s acquisition of such entity.

If the Company acquires an Asset-Backed Finance Asset for which approval by CFIUS or a FDI Regulator is being sought, the Company and a governmental entity might address perceived threats to national security or other relevant concerns through mitigation measures such as, including contractual undertakings with such governmental entity, board resolutions and proxy agreements, among others. Such measures may include the disclosure of certain identifying information relating to some or all of the Shareholders to the applicable regulator and/or, in certain circumstances, filing requirements being imposed on one or more Shareholders and/or Co-Investors and complying with these laws or measures may impose potentially significant costs and complex additional burdens. The time it takes to negotiate any such measures or the length of the review process of a FDI Regulator could place the Company at a competitive disadvantage to purchasers not subject to review by a FDI Regulator. Should approval by a FDI Regulator be a closing condition to a prospective transaction, there is a risk that such approval might not be granted and the Company will have to bear the costs and expenses relating to such unconsummated acquisition.

Acquiring Asset-Backed Finance Assets that derive substantially all of their revenues from throughput-related fees subjects us to increased regulation.

The Company may invest in Asset-Backed Finance Assets that derive substantially all of their revenues from tolls, tariffs or other usage or throughput-related fees. Services provided by such Asset-Backed Finance Assets may be subject to rate regulation by a Regulatory Agency that determines or limits the prices that may be charged, particularly if the relevant Asset-Backed Finance Asset is the sole or predominant service provider in its service area or provides services that are essential to the community. An Asset-Backed Finance Asset may be subject to unfavorable regulatory determinations that may be final with no right of appeal or that, despite a right of appeal, could result in their profits being negatively affected and assets not meeting initial return expectations. Users of the applicable service provided by an Asset-Backed Finance Asset may react negatively to any adjustments to the applicable rates, or public pressure may cause a Regulatory Agency to challenge such rates. In addition, adverse public opinion, or lobbying efforts by specific interest groups, could result in government pressure on such Asset-Backed Finance Asset to reduce their rates or to forego planned rate increases or may otherwise result in a reduction of usage volume by users of the applicable service. It cannot be guaranteed that Regulatory Agencies with which the Asset-Backed Finance Asset has concession agreements will not try to exempt certain users from tolls, tariffs or other fees or negotiate lower rates. If public pressure or government action forces an Asset-Backed Finance Asset to restrict their rate increases or reduce their rates or reductions in usage of the relevant services and cannot be reversed or become significant and/or long term and the Asset-Backed Finance Asset is not able to secure adequate compensation to restore the economic balance of the relevant concession agreement, the Company’s business, financial condition and results of operations could be adversely affected. To the extent that the Operating Manager’s assumptions regarding the demand, usage and patronage of assets prove incorrect, the Company’s financial returns could be adversely affected. Some of these Asset-Backed Finance Assets may be subject to seasonal variations in terms of usage. Accordingly, the Company’s operating results for any particular Asset-Backed Finance Assets in any particular quarter may not be indicative of the results that can be expected for such Asset-Backed Finance Assets throughout the entire year.

Changes in economic policy, the regulation of the asset management industry, insurance law, tax law, immigration policy, environmental protection and/or climate change policies or regulations and/or government entitlement programs could negatively affect the Company.

Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, insurance law, tax law, immigration policy, environmental protection and/or climate change policies or regulations and/or government entitlement programs could have a material adverse impact on the Company and its assets. More generally, legislative acts, rulemaking, adjudicatory or other activities by U.S. or non-U.S. governmental, quasi-governmental or self-regulatory bodies, agencies and regulatory organizations could make it more difficult (or less attractive) for the Company to achieve its objectives or for some or all of the Company’s Asset-Backed Finance Assets to engage in their respective businesses.

Populist, protectionist and anti-globalization movements, particularly in Western Europe and the United States, could result in material changes in economic, trade and immigration policies, all of which could lead to significant disruption of global markets and could have materially adverse consequences on the instruments of the Company, including in particular on Asset-Backed Finance Assets whose operations are directly or indirectly dependent on international trade.

Sustainability risks and increasing scrutiny and changing expectations regarding ESG could negatively impact our returns.

The Operating Manager considers that sustainability risks are relevant to the returns of the Company. A sustainability risk is an ESG event or condition that, if it occurs, could cause an actual or potential material negative impact on the value of an asset.

Assessment of sustainability risks is complex and may be based on data which is difficult to obtain, incomplete, estimated, out of date and/or otherwise materially inaccurate. Even when identified, there can be no guarantee that the Operating Manager will correctly assess the impact of sustainability risks on the Company’s assets. The impacts following the occurrence of an event contemplated by a sustainability risk may be numerous and vary depending on the specific risk and asset class. In general, where an event contemplated by a sustainability risk occurs in respect of an asset, there will be a material negative impact on, and may be an entire loss of, its value. For example, this may be because of damage to a business’ reputation with a consequential fall in demand for its products or services, loss of key personnel, exclusion from potential business opportunities, increased costs of doing business and/or increased cost of capital and/or fines and other regulatory sanctions. The time and resources of a business’ management team may be diverted from furthering its business and be absorbed in seeking to manage the events contemplated by such sustainability risk, including changes to business practices and managing investigations and litigation. Sustainability risks may also give rise to loss of assets and/or physical loss including damage to assets. The utility and value of assets held by businesses to which the Company is exposed may also be adversely impacted by a sustainability risk.

Many economic sectors, regions and/or jurisdictions, including those in which the Company may invest, are currently and/or in the future may be, subject to a general transition to a greener, lower carbon and less polluting economic model. Drivers of this transition include governmental and/or regulatory intervention, evolving consumer preferences and/or the influence of non-governmental organizations and special interest groups.

Further, certain industries face considerable scrutiny from regulatory authorities, non-governmental organizations and special interest groups with respect to their impact on sustainability factors, such as compliance with minimum wage or living wage requirements and working conditions for personnel in supply chain. The influence of such authorities, organizations and groups along with the public attention they may bring can cause affected industries to make material changes to their business practices which can increase costs and result in a material negative impact on the profitability of such businesses. Such external influence can also materially impact the consumer demand for a business’s products and services which may result in a material loss in value of an investment linked to such businesses.

Subject to the constitutional documents of the Company, the Operating Manager will take into account certain ESG considerations in the managing and disposing of any of the Company’s assets. That approach could involve higher compliance expenses or costs or the forgoing of certain opportunities. There are no universally accepted ESG standards and not all Shareholders may agree on the appropriate ESG standards to apply in a particular situation. The Operating Manager will apply (or not apply) particular ESG standards and considerations in its sole discretion and in accordance with the current regulatory requirements.

The regulatory environment for ESG-related investments is evolving and changes to it could adversely affect the Company and its Asset-Backed Finance Assets. Regulators have adopted regulatory regimes that have led to increased oversight of ESG-related investments and funds, and which have created additional compliance, transaction, data collection, disclosure or other costs, which may negatively affect the returns of the Company.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to Apollo’s ESG policies may impose additional costs or expose Apollo, the Operating Manager, the Company or Asset-Backed Finance Assets to additional risks. Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as lenders may decide to reallocate capital or to not commit capital as a result of their assessment of ESG practices. These limitations in both the debt and equity capital markets may affect the Company’s ability to grow as its plans for growth may include accessing the equity and debt capital markets. If those markets are unavailable, or if the Company is unable to access alternative means of financing on acceptable terms, or at all, the Company may be unable to implement its business strategy, which would have a material adverse effect on its financial condition and returns and impair the Company’s ability to service its indebtedness. Further, it is possible that the Company or its Assets incur additional material costs and require additional resources to monitor, report and comply with wide ranging ESG requirements. The occurrence of any of the foregoing could have a material adverse effect on the Company’s business and overall returns.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

As an externally managed company, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Operating Manager, an indirect subsidiary of Apollo. Apollo determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for us and other affiliated entities managed by Apollo, and we rely on Apollo for assessing, identifying and managing material risks to our business from cybersecurity threats.

The Apollo Global Management, Inc. (“AGM”) Board of Directors is involved in overseeing Apollo’s risk management program, including with respect to cybersecurity, which is a critical component of Apollo’s overall approach to enterprise risk management (“ERM”). Apollo’s cybersecurity policies and practices are fully integrated into its ERM framework through its reporting, risk management and oversight channels and are based, in part, on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

As one of the critical elements of Apollo’s overall ERM approach, Apollo’s cybersecurity program is focused on the following key areas:

•

Governance. As discussed further under the heading “Cybersecurity Governance,” the AGM Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of Apollo’s risks, including its cybersecurity risks. AGM’s Chief Information Security Officer (“CISO”) and the CISO of Athene, a subsidiary of AGM, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, and also receive support, as appropriate, from our executive officers and other representatives of the Operating Manager and its affiliates.

•

Collaborative Approach. Apollo utilizes a cross-functional approach involving stakeholders across multiple departments, including Apollo Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by Apollo management, in consultation with our management and our Board, as applicable, in a timely manner.

•

Technical Safeguards. Apollo deploys technical safeguards that are designed to protect its information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis using vulnerability assessments and cybersecurity threat intelligence.

•

Incident Response and Recovery Planning. Apollo has established and maintains incident response and recovery plans that address its response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

•

Third-Party Risk Management. Apollo maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems, as well as the systems of third parties that could adversely impact its business and the business of its externally managed entities such as our Company, in the event of a cybersecurity incident affecting those third-party systems.

•

Education and Awareness. Apollo provides regular, mandatory training for personnel regarding cybersecurity threats to equip its personnel with effective tools to help mitigate cybersecurity threats, and to communicate its evolving information security policies, standards, processes and practices.

Apollo engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. Apollo regularly engages third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to Apollo’s risk management function, and Apollo adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews.

Cybersecurity threat risks have not materially affected our Company, including our business strategy, results of operations or financial condition.

Cybersecurity Governance

The AGM Board of Directors’ oversight of Apollo’s cybersecurity risk management is supported by the audit committee of the AGM Board of Directors (the “AGM audit committee”), the AAM Global Risk Committee (“AGRC”), the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. The AGM Board of Directors, the AGM audit committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo’s risk management professionals, AGM’s Chief Security Officer (“CSO”), its CISO, and other members of Apollo’s management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Apollo’s Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM’s board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM Board of Directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, as well as from Athene’s CISO, at least annually.

AGM’s CSO holds an undergraduate degree in Management Information Systems and Business Administration, which he received magna cum laude. He has over 25 years of cyber-related experience, having served in various roles in technology and cybersecurity, including as Head of IT Risk Management, Executive Director of IT & Risk Compliance, and Global IT Risk Evaluation Lead at large financial institutions and consulting firms. He was also previously AGM’s CISO for nearly eight years. AGM’s CISO holds a master’s degree in Business Information Systems and has served in various roles in information technology and information security for over 25 years across a number of large financial institutions, including as Director, Cybersecurity and Risk.

The AGM CISO, in coordination with the Apollo Technology and ERM teams, works collaboratively across Apollo to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of Apollo’s cybersecurity risk management program, multidisciplinary teams throughout Apollo are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the AGM audit committee or AGM Board of Directors, as appropriate.

As part of the risk management oversight (including oversight of cyber risks) of the Company’s Board, the Board will regularly interact with, and receive reports from, management of the Company, the Operating Manager, Apollo, and other service providers. The Company’s Board is expected to receive presentations and reports on cybersecurity risks from AGM’s CSO or CISO, at least annually, addressing a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to Apollo’s peers and third parties. Additionally, Apollo and other service providers are expected to periodically report to management as it relates to the Company’s cybersecurity practices.

Apollo’s cybersecurity incident response plan provides for proper escalation of identified cybersecurity threats and incidents, including, as appropriate, to the Company’s management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to the Company, the Operating Manager, and evaluation of the adequacy of the Company’s cybersecurity program (as coordinated through the Operating Manager and Apollo), including risk mitigation, compliance and controls.

Item 2.	Properties

Our corporate headquarters are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and are provided by the Operating Manager. As of December 31, 2023, we did not own any real estate or other physical properties materially important to our operations. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our Asset-Backed Finance Assets. We may also be subject to regulatory proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for our Shares currently, and we do not expect that one will develop. Our outstanding Investor Shares will be offered and sold in transactions exempt from registration under the Securities Act pursuant to Regulation D or Regulation S. There is no public market for our Shares currently, nor can we give any assurance that one will develop. We do not expect to make any public offering of any of our common equity, pursuant to the Securities Act or otherwise.

We expect investors to obtain Investor Shares by subscription, and obtain liquidity by having their Investor Shares repurchased or redeemed pursuant to a share repurchase. In connection with each subscription or repurchase of Investor Shares, a Shareholder will receive an amount of Shares or cash, respectively, at a price that reflects the Company’s most recent calculated NAV (which generally will be the Company’s NAV as determined as of the last day of the immediately preceding (i) calendar month for subscriptions and (ii) calendar quarter for repurchases). During the escrow period, the per share purchase price for Investor Shares will be $25.00, plus any applicable upfront selling commissions and dealer manager fees.

Beginning with the end of our first full calendar quarter after which we sell Shares to non-affiliates, the Series will seek to pay regular quarterly distributions at an attractive distribution yield to Shareholders of record. We intend to declare, accrue and pay distributions quarterly. However, there can be no guarantee that any Series will pay quarterly distributions consistently and at a specific rate, or at all. While we expect the Series to issue regular quarterly distributions, and accordingly, the Series will be subject to Delaware distribution rules with respect to limited liability companies, we do not expect the Series to have a written distribution policy. The ultimate decision to issue distributions will be a case-by-case determination by the Board. If the Company decides to adopt a distribution policy, it will provide appropriate disclosure in advance.

Because our Investor Shares will be purchased by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Investor Shares may not be sold or transferred (i) except as permitted under the LLC Agreement and (ii) unless the Investor Shares are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Investor Shares unless and until we accept their repurchase or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Investor Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Investor Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 28, 2024, the Company had issued 40 V Shares in each Series to Apollo Principal Holdings VI, L.P., an affiliate of the Operating Manager and Apollo.

Net Asset Value

Calculation of NAV

The Company determines NAV of the Shares no less frequently than monthly. The Operating Manager will prepare valuations with respect to each of our assets in accordance with its valuation guidelines approved by the Board. The Administrator will use the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each type of the Company’s Shares is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such type less the value of any liabilities (including accrued expenses or distributions) of such type, by the total number of Shares outstanding of such type.

As of December 31, 2023, the NAV per share of our outstanding V Shares in each Series was $25.15 per share.

Timing of Valuations

The value of the Company’s Asset-Backed Finance Assets will be monitored for material changes on a monthly basis for purposes of updating the Company’s monthly NAV.

Distributions

Beginning with the end of our first full calendar quarter after which we sell Shares to non-affiliates, the Series will seek to pay regular quarterly distributions at an attractive distribution yield to Shareholders of record. We intend to declare, accrue and pay distributions quarterly. However, there can be no guarantee that any Series will pay quarterly distributions consistently and at a specific rate, or at all. While we expect the Series to issue regular quarterly distributions, and accordingly, the Series will be subject to Delaware distribution rules with respect to limited liability companies, we do not expect the Series to have a written distribution policy. The ultimate decision to issue distributions will be a case-by-case determination by the Board. If the Company decides to adopt a distribution policy, it will provide appropriate disclosure in advance. Due to tax considerations and other factors, the amount of the distributions ultimately received by Shareholders in each Series may differ, but distribution amounts are expected to be based primarily on the joint underlying economic interests of the Series in the Asset-Backed Finance Assets. The record date for distributions will be the last calendar day of the quarter immediately preceding the distribution. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.”

Cash distributions to Shareholders will automatically be reinvested under the DRIP in additional whole and fractional Shares attributable to the type of Shares that a Shareholder owns unless and until an election is made on behalf of such participating Shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Series’ NAV per share as of the end of the prior month. Shares will be distributed in proportion to the Series and types of Shares held by the Shareholder under the DRIP. There will be no sales load charged on Shares issued to a Shareholder under the DRIP.

Share Repurchases

We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV (measured collectively across both Series) of our outstanding Investor Shares and E Shares of each Series (“E Shares”) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company expects to make the Share Repurchases beginning with the second full quarter after the initial raising of third-party capital. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the assets underlying its Asset-Backed Finance Assets.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Overview

The Company was formed as a Delaware limited liability company on September 22, 2023. The Company has no operating history and was formed to acquire, control and manage Asset-Backed Finance Assets globally. The Company has not yet commenced commercial activities and as a result, as of the date of this Annual Report on Form 10-K, (i) does not hold interests in any Asset-Backed Finance Assets and (ii) has not generated any revenues. The Company formed separate Series pursuant to the LLC Act, and although the IRS has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity for U.S. federal income tax purposes. Although the Series are separate legal entities, they are expected to invest, directly or indirectly, in the same Asset-Backed Finance Assets on a pro rata basis, with equal voting rights with respect thereto. While it is the Company’s intention that the Series will generally hold pro rata economic interests in each Asset-Backed Finance Asset, such economic interests may not be pro rata in all instances. The Company expects that deviations from this pro rata holding intention would be a result of cash flows into the Series and different tax obligations between the Series. The Series will conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Neither Series will have directors, officers or employees, but will be overseen by the Board and managed by the Operating Manager. As a Delaware limited liability company with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law. Each of Series I and Series II is intended to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited liability company, and of different series in a series limited liability company, depends on the laws of each state. Although there is no direct authority on point, we generally expect that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may classify Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

Consistent with Apollo’s broader approach to investing, ABC will pursue a disciplined, value-oriented approach to building a portfolio of Asset-Backed Finance Assets. The Company intends to deploy capital across a spectrum of Asset-Backed Finance Assets to maximize relative value and generate attractive risk-adjusted rates of return in all market environments. None of Apollo’s results can be attributed to the Company and there is no guarantee of similar results for the Company. As of the date of this Annual Report on Form 10-K, the Company has not yet commenced operations.

While ABC has not yet commenced operations, it expects to employ an acquisition approach centered around Asset-Backed Finance Assets across five key pillars: (1) consumer finance, (2) residential mortgage loans, (3) commercial real estate, (4) financial assets and (5) hard assets. We believe we can focus on where the best risk-adjusted opportunities lie at any given point in time and consistently execute on compelling opportunities at attractive valuations.

We plan to fund, finance and structure Asset-Backed Finance Assets across our five key pillars. We will rely on Apollo’s asset-backed finance platform to source and manage these Asset-Backed Finance Assets. Our executive officers, with the assistance of our Operating Manager, will be responsible for making capital allocation decisions proposed by the Operating Manager and overseeing the management of the Company.

Basis of Presentation

Our financial statements will be prepared in accordance with U.S. generally accepted accounting principles, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Our financial statements will be prepared using the accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services-Investment Companies (“ASC Topic 946”).

Revenues

We plan to generate revenues primarily from the management of our Asset-Backed Finance Assets held through our subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Finance Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset-Backed Finance Assets.

Expenses

The below description of expenses will apply with respect to each Series and will be the same for each Series unless otherwise indicated.

Management Fee

We will pay the Operating Manager the management fee (“Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, (iii) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (iv) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees; provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We will not pay the Operating Manager a Management Fee on the Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

Selling Commissions and Ongoing Distribution and Servicing Fees

Apollo Global Securities, LLC (the “Dealer Manager” or “AGS”) will be entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 3.5%, of the transaction price of each S Share and F-S Share. Any participating broker-dealers will be compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions will not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the Anchor Shares, I Shares or F-I Shares. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.

Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

Special Fees

100% of any net consulting (including management consulting) or monitoring fees (including any early termination fee or acceleration of any such management consulting fee on a one-time basis that is approved by the Board), break-up fees (including, if applicable, the portion thereof described above in “Item 1A. Risk Factors—Additional Risks Related to the Operation of the Company Generally—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person”), directors’ fees, closing fees and merger and acquisition transaction advisory services fees related to the negotiation of the structuring of an Asset-Backed Finance Asset (other than debt investments or investments with respect to which Apollo does not exercise direct control with respect to the decision to engage the services giving rise to the relevant fees, costs and expenses) and similar fees (including Bridge Financing fees), whether in cash or in kind, including options, warrants and other non-cash consideration paid to the Operating Manager or any of its affiliates or any employees of the foregoing in connection with actual or contemplated acquisitions or investments (and allocable to the Company) (collectively, “Special Fees”) that are allocable to those Shareholders who bear Management Fees, will be applied to reduce the Management Fees paid by such Management Fee-bearing Shareholders. As such, the portion of such Special Fees attributable to Apollo’s investment or to the investments of Shareholders that do not pay Management Fees will be retained by Apollo. In practice, the only fees that are expected to be accrued and would be paid and treated as Special Fees are mergers and acquisition transaction fees payable in connection with an acquisition and management consulting fees payable thereafter.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager will be entitled to receive a Performance Fee equal to (i) 10.0% of the Total Return (as defined below) with respect to S Shares or I Shares, (ii) 7.5% of the Total Return with respect to F-S Shares or F-I Shares, (iii) 5.0% of the Total Return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the Total Return with respect to A-II Shares, in each case subject to a 5.0% Hurdle Amount and a High Water Mark with respect to such type of Shares, with a Catch-Up (each term as defined below). Such fee will be paid annually and accrue monthly. The Performance Fee will not be paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

Specifically, the Operating Manager will be entitled to receive a Performance Fee in an amount equal to:

•

First, if the Total Return with respect to S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares for the applicable period exceeds the sum, with respect to such relevant type of Shares, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (as defined below) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Operating Manager with respect to such type of Shares equals 10.0% (with respect to S Shares or I Shares), 7.5% (with respect to F-S Shares or F-I Shares), 5.0% from inception through December 31, 2027 and 7.5% thereafter (with respect to A-I Shares) and 5.0% (with respect to A-II Shares) of the sum of (x) the Hurdle Amount with respect to such type of Shares for that period and (y) any amount allocated to the Operating Manager with respect to such type of Shares pursuant to this clause (this is commonly referred to as a “Catch-Up”); and

•

Second, to the extent there are remaining Excess Profits, (i) with respect to S Shares or I Shares, 10.0% of such remaining Excess Profits, (ii) with respect to F-S Shares or F-I Shares, 7.5% of such remaining Excess Profits, (iii) 5.0% from inception through December 31, 2027 and 7.5% thereafter with respect of A-I Shares and (iv) 5.0% with respect to A-II Shares.

“Total Return” with respect to any Shares for any period since the end of the prior calendar year shall equal the sum of:

(i)	all distributions accrued or paid (without duplication) on such Shares plus

(ii)

the change in aggregate NAV of such Shares since the beginning of the year, before giving effect to (w) applicable taxes for the year, (x) changes resulting solely from the proceeds of issuances of additional Shares, (y) any fee/accrual to the Performance Fee and (z) applicable combined annual distribution fee and shareholder servicing fee expenses (including any payments made to us for payment of such expenses) allocable to such Shares.

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of any relevant Shares issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such Shares.

“Hurdle Amount” with respect to any Shares means, for any period during a calendar year, that amount that results in a 5.0% annualized internal rate of return on the NAV of such Shares outstanding at the beginning of the then-current calendar year and such Shares issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Shares and all issuances of any such Shares over the period and calculated in accordance with recognized industry practices. The ending NAV of such Shares used in calculating the internal rate of return will be calculated before giving effect to any fee/accrual to the Performance Fee and applicable combined annual distribution fee and shareholder servicing fee expenses and applicable taxes; provided that the calculation of the Hurdle Amount for any period will exclude any such Shares repurchased during such period, which Shares will be subject to the Performance Fee upon repurchase.

“Loss Carryforward Amount” with respect to any Shares shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return with respect to such Shares and decrease by any positive annual Total Return with respect to such Shares; provided that each Loss Carryforward Amount shall at no time be less than zero; provided, further, that the calculation of each Loss Carryforward Amount will exclude the Total Return related to any relevant Shares repurchased during such year, which Shares will be subject to the Performance Fee upon repurchase. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Operating Manager’s Performance Fee. This is referred to as a “High Water Mark.”

Other Fees

From time to time, the Operating Manager or its affiliates (including Atlas, other service providers affiliated with Apollo and other affiliates and portfolio companies of Apollo, Athene and other Apollo Clients (collectively, “Affiliated Service Providers”)) will provide services to certain persons or entities, including the Company and the Series, potential and existing Asset-Backed Finance Assets (including with respect to the Company’s acquisitions thereof). For example, an insurance company owned by an Apollo Client and/or alternative investment vehicles, could provide insurance products and services to the Company. Fees will be retained by, and be for the benefit of, the Operating Manager and/or such affiliates and Affiliated Service Providers, and will in most instances not be applied to reduce the Management Fee.

For the avoidance of doubt, an Asset-Backed Finance Asset may, on such terms as such Asset-Backed Finance Asset determines to be in its best interest, provide services to another Asset-Backed Finance Asset or Apollo Client (or receive services from another Asset-Backed Finance Asset or Apollo Client), and may pay or receive related compensation, without the approval of the Board or any investor of the Company.

“Other Fees” means:

(i)	fees, costs and expenses that comprise or constitute Organizational and Offering Expenses or Operating Expenses;

(ii)

salary, fees, expenses or other compensation of any nature paid by an Asset-Backed Finance Asset to any individual (or to the Operating Manager or any of its affiliates with respect to such individual) who acts as an officer of, or in an active management role at, such Asset-Backed Finance Asset (including industry executives, advisors, consultants (including operating consultants and sourcing consultants)), operating executives, subject matter experts or other persons acting in a similar capacity engaged or employed by Apollo;

(iii)

without limiting the foregoing items (i) and (ii), fees, costs or expenses paid to or in respect of Apollo or any industry executives, advisors, consultants (including operating consultants and sourcing consultants), operating executives, subject matter experts or other persons acting in a similar capacity who provide services to the Company or its Asset-Backed Finance Assets (including allocable overhead or other amounts or compensation of Apollo, including all costs and expenses on account of compensation and benefits of its employees);

(iv)

payments, fees, costs, expenses and other liabilities, allocable overhead or other amounts or compensation (such as arranger, brokerage, placement, syndication, solicitation, underwriting, agency, origination, sourcing, group purchasing, structuring, collateral management, special purpose vehicle (including any special purpose vehicle of an Asset-Backed Finance Asset), capital markets syndication and advisory fees (including underwriting and debt advisory fees) or subsidiary management or administration, operation, asset service, advisory, commitment, facility, float, insurance or other fees, discounts, retainers, spreads, commissions and concessions or other fees associated with the effectuation of any securities or financing transactions, but not merger and acquisition transaction advisory services fees related to the negotiation of the acquisition of an Asset-Backed Finance Asset) earned by or paid (whether in cash or in kind) to an Affiliated Service Provider, or another person with respect to services rendered by such Affiliated Service Provider or other person; provided that if such Affiliated Service Provider is engaged in the relevant activity or service on a for-profit basis, as determined by the Operating Manager in good faith, then, unless approved by the Board, the applicable fees paid to it for such services will be on terms as determined by the Operating Manager which the Operating Manager determines are not materially less favorable to the Company or the applicable Asset-Backed Finance Asset than the fees that could be paid to a third party with commensurate skill, expertise or experience (to the extent applicable), in each case, as determined by the Operating Manager in good faith;

(v)	amounts earned by or for the account of any Apollo Client (directly or indirectly through an expense offset mechanism);

(vi)

fees, costs and expenses for any and all services whatsoever (including merger and acquisition transaction advisory services fees related to the negotiation of the structuring of an investment) paid or otherwise borne by any Asset-Backed Finance Asset or issuer of any securities or other financial instruments that constitute debt opportunities or opportunities with respect to which the Operating Manager does not exercise control with respect to the decision to engage the services giving rise to such fees, costs and expenses;

(vii)

fees, costs and expenses or other amounts or compensation earned by any person or otherwise borne with respect to Asset-Backed Finance Assets or transactions that are otherwise consented to or approved by a committee of the Board’s independent directors; it being understood that in connection with obtaining such consent or approval, the Operating Manager will furnish or make available to the Board all material information, then actually known and available to the Operating Manager, that the Operating Manager determines in good faith is reasonably necessary for the Board to provide such consent or approval on a reasonably informed basis;

(viii)	any fees, costs or expenses paid to any Affiliated Service Provider, including where such fees, costs or expenses are structured as a performance fee;

(ix)

fees, costs and expenses or other amounts or compensation (including management fees, operating expenses and performance fees) earned by any person or otherwise borne with respect to Asset-Backed Finance Assets managed by the Operating Manager or any of its affiliates that are acquired by the Company in the secondary market; and

(x)	any fees, costs or expenses determined by the Operating Manager in good faith to be similar in nature to any of the foregoing.

Organizational and Offering Expenses

The Company and the Series will incur organizational and offering expenses in connection with the formation and organization of the Company and the Series, and the offering of shares to investors, including legal, accounting, printing, mailing and filing fees and expenses, taxes, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design, website and electronic database expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals and other similar fees, costs and expenses but excluding upfront selling commissions, dealer manager fees and the combined annual distribution fees and shareholder servicing fees (collectively, the “Organizational and Offering Expenses”).

Operating Expenses

Each Series will pay or otherwise bear its proportionate portion of the Operating Expenses. Operating Expenses includes payments, fees, costs and expenses and other liabilities and obligations resulting from, related to, associated with, arising from or incurred in connection with:

(i)

(a) the discovery, evaluation, investigation, impact assessment, development, acquisition, consummation, structuring, ownership, maintenance, monitoring, hedging, portfolio and risk management or disposition of investments (including brokerage, sales and underwriting commissions, private placement, syndication, solicitation, fairness opinions, pricing and valuation (including appraisal), consulting, arranger, transaction, advisory, investment banking, custodial, depositary, trustee, transfer agent, record-keeping and administrative fees, clearing, settlement and bank charges, deposits (including earnest money deposits), consent or other third-party fees or payments, closing, execution and transaction costs, other fees, costs and expenses in respect of derivative contracts (including any payments under, and any margin expenses relating to, such derivative contracts or any posting of margin or collateral with respect to such derivative contracts), investment costs, and other closing, execution and transaction costs, travel and related expenses and other administrative fees, costs and expenses), (b) any indebtedness, credit facility, guarantee (including any payments made under, or required by, any non-recourse carve out guarantees, completion guarantees, equity commitment letters, environmental indemnities, hedging guarantees or guarantees made in order to facilitate or finance investments, including in respect of customary key principal, “bad acts” or other performance-related matters), line of credit, loan commitment, letter of credit, equity commitment letter, hedging guarantee or similar credit support or other indebtedness involving such Series or any investment (including any fees, costs and expenses incurred in obtaining, negotiating, entering into, effecting, maintaining, varying, refinancing or terminating such borrowings, indebtedness, guarantees or obligations and interest arising out of such borrowings and indebtedness and in respect of customary key principal, “bad acts” or other performance-related matters) and (c) attending conferences in connection with the evaluation of future investments or particular sector opportunities, organizational memberships with impact-focus groups and compliance with any impact initiatives or principles;

(ii)	risk management assessments and analysis of such Series’ assets;

(iii)

taxes and other governmental charges incurred or payable by such Series and taxes and other governmental charges incurred or payable by structuring or other investment vehicles through which such Series invests or formed for Shareholders of such Series (including any withholding taxes and entity-level taxes imposed on, with respect to, or otherwise borne by such Series or any structuring or other investment vehicle through which such Series invests or formed for Shareholders of such Series to the extent not allocated to one or more Shareholders);

(iv)

any actuaries, accountants, advisors, auditors, administrators, brokers (including prime-brokers), consultants, counsel, custodians, appraisers, depositaries, valuation experts and other service providers that provide services to or with respect to such Series, and legal expenses incurred in connection with claims or disputes related to such Series or one or more investments;

(v)

the engagement of professionals (including through Apollo) (including all costs and expenses on account of compensation and benefits of its employees) and any industry executives, advisors, consultants (including operating consultants, sourcing consultants, and any other third-party consultants), operating executives, subject matter experts (or other persons acting in a similar capacity) who provide services to or in respect of such Series or its operating entities, or other subsidiaries or related Asset-Backed Finance Assets (including with respect to potential Asset-Backed Finance Assets) related to, among other things, (a) conducting due diligence or analysis on industry, geopolitical or other operational issues and (b) operational improvement initiatives relating to such subsidiaries or the related Asset-Backed Finance Assets, and developing and implementing such initiatives (including with respect to allocable overhead of Apollo, including all costs and expenses on account of compensation and benefits of its employees);

(vi)	all fees, costs and expenses in connection with entities comprising Apollo, including those incurred in the organization, operation, maintenance, restructuring and dissolution of such vehicles;

(vii)

obtaining research and other information for the benefit of such Series, including information service subscriptions, as well as the operation and maintenance of information systems used to obtain such research and other related information;

(viii)	developing, implementing or maintaining computer software and technological systems for the benefit of such Series, its Shareholders or its investments;

(ix)

premiums and fees for insurance (including costs, liabilities and expenses of any litigation, investigation, judgments or settlements paid in connection therewith) allocated to such Series by the Operating Manager (including Apollo’s group insurance policy, the Operating Manager’s, any general partners’, directors’ and officers’ liability or other similar insurance policies, errors and omissions insurance, financial institution bond insurance and any other insurance for coverage of liabilities to any person or entity that are incurred in connection with the activities of such Series);

(x)

any governmental inquiry, investigation or proceeding or any litigation involving or otherwise applicable to such Series, the Operating Manager or any of its affiliates in connection with the activities of such Series or any investment, any subsidiaries, or any Asset-Backed Finance Assets or any potential Asset-Backed Finance Assets (including fees, costs and expenses incurred in connection with the investigation, prosecution, defense, judgment or settlement of any such inquiry, investigation, proceeding or litigation and the amount of any judgments, settlements or fines paid in connection therewith) and other extraordinary expenses related to such Series, any investment, subsidiary, asset-backed finance instrument or any potential investment, subsidiary or Asset-Backed Finance Assets (including fees, costs and expenses that are classified as extraordinary expenses under GAAP);

(xi)

assessing and reporting the sustainability, social and environmental impact and environmental, social and governance performance of investments and potential investments (including fees, costs and expenses payable to any third-party service provider or otherwise incurred in connection with designing, implementing and monitoring participation by Asset-Backed Finance Assets in compliance and operational “best practices” programs and initiatives, and compensation and benefits of Apollo employees engaged with respect thereto), all reports or information requests for one or more Shareholders, Apollo, consultants or the Board and any committees thereof (including all fees, costs and expenses incurred to audit such reports, provide access to a database or other internet forum and for any other operational, legal or secretarial expenses relating thereto or arising in connection with the distribution of same), and any other financial, tax, accounting, legal or fund administration reporting functions for the benefit of such Series or any investment vehicle utilized by such Series or structuring vehicle or subsidiary through which such Series invests (including expenses associated with any compliance with, filings in respect of, or other obligations related to or arising out of AEOI (as defined below), any “physical presence,” “substance” or similar mandates under the Organization for Economic Development’s Base Erosion and Profit Shifting Initiative or Luxembourg law with respect to such Series, its Operating Manager or other managing entity’s, compliance with the European Union’s Anti-Tax Avoidance Directives, DAC6 mandatory tax disclosure regime, or the United Kingdom’s UK MDR regime, and any holding company regime (including the United Kingdom’s “qualifying asset holding company regime”)), the preparation of financial statements, tax returns and U.S. Internal Revenue Service Schedules K-1 (or equivalents thereof) or Form 1099-DIV, Luxembourg Forms 200 (to the extent applicable) or any successors thereto or equivalents thereof in any jurisdiction, and the representation of such Series, any Series vehicle or the Series subsidiary in a tax audit (including by the “partnership representative” of Series II and any Series vehicle or Series subsidiary);

(xii)

meetings of consultants, the Board and any committees thereof (including travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with any such meetings), legal counsel, accountants, auditors, financial advisors or any other advisors or experts retained to assist the Operating Manager, each consultant or the Board or any committee thereof, as applicable, and other expenses incurred in connection with the activities of each consultant, the Board and its committees;

(xiii)

meetings of the Operating Manager with any Shareholder(s) (including travel and related expenses and other accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with any such meetings);

(xiv)

such Series’ indemnification obligations (including those incurred in connection with indemnifying any indemnified party, and advancing fees, costs and expenses incurred by such indemnified party in defense or settlement of any claim that may be subject to a right of indemnification under the LLC Agreement);

(xv)

complying with (or facilitating compliance with) any applicable law, rule or regulation (including legal fees, costs and expenses), regulatory filing or other expenses of such Series, the Operating Manager or Apollo, including any compliance, filings or other obligations related to or arising out of AIFMD or the European Markets Infrastructure Regulation (Regulation (EU) No 648/2012), as amended from time to time, in each case, involving or otherwise related to such Series but, for the avoidance of doubt, excluding any ordinary course of compliance, filings or other obligations imposed on the Operating Manager or Apollo under the Advisers Act (such as the preparation and filing of the Operating Manager’s Form ADV), the Operating Manager or Apollo by the CSSF or by the United Kingdom Financial Conduct Authority, that, in either case, do not relate directly to the affairs of such Series;

(xvi)	a default by a defaulting investor (but only to the extent not paid by the defaulting investor);

(xvii)

a transfer of a Shareholder’s Shares or a Shareholder’s withdrawal or admission permissible or required under the LLC Agreement (but only to the extent not paid by the Shareholder or the purchaser, assignee, pledgee, charge, transferee or withdrawing investor, as applicable);

(xviii)

any amendments, modifications, revisions or restatements to the constituent documents of such Series or the Operating Manager (other than any such amendments, modifications, revisions or restatements related solely to the affairs of the Operating Manager and not related to the affairs of such Series);

(xix)

distributions to the Shareholders (including in respect of any distributions in kind or activities necessary or appropriate to give effect thereto) or administering withholding tax with respect thereto;

(xx)

administering and operating such Series, preparing and maintaining the books and records of such Series, including internal costs that the Operating Manager may incur to produce such Series’ books and records, external costs in cases where the Operating Manager or the Company hires a third-party administrator to maintain such Series’ books and records and any costs of the Operating Manager to oversee and manage such third-party administrator;

(xxi)

negotiating and entering into and compliance with any applicable Other Agreements (as defined above), whether executed or not (which fees, costs and expenses may, in the sole discretion of the Operating Manager, be allocated solely to the investor(s) to which they relate) and “most favored nations” election processes in connection therewith;

(xxii)	the winding up and termination of such Series;

(xxiii)

all fees, costs and expenses incurred in connection with special purpose vehicles and subsidiaries of such Series or other investment structures (including any alternative investment vehicles and any platform entities used to facilitate one or more investments, including any real estate investment trust within the meaning of Section 856 of the Code, by such Series) to facilitate such Series’ investment activities, including those incurred in the organization, operation, maintenance, restructuring (including by way of a secondary transaction, strip sale or similar transaction to one or more third parties or other Apollo Clients, in each case, whether or not consummated), liquidation, winding-up and dissolution of such vehicles and including costs associated with establishing and maintaining a presence in certain jurisdictions (such as rent for office space, related overhead and employee salaries and benefits), unless, in each case, the Operating Manager determines, in its sole discretion, that such fees, costs and expenses should be allocated solely to the Shareholder(s) or other Apollo vehicles participating therein;

(xxiv)

all fees, costs and expenses in connection with forming, organizing, maintaining, administering, operating and negotiation of Joint Ventures or Programmatic Acquisitions not otherwise borne at the level of such Joint Ventures or Programmatic Acquisitions;

(xxv)

amounts incurred in connection with maintaining, administering and operating any entity that registers under AIFMD or any entity that serves as the alternative investment fund manager or general partner thereof or in a similar capacity (including rent, salaries and ancillary costs of such entities, and costs and expenses of service providers of such entities);

(xxvi)

amounts paid in respect of the services provided by, or overhead of, the Operating Manager to the Company or either Series, which will include an arm’s-length net profit margin thereon determined in accordance with applicable transfer pricing standards;

(xxvii)

such Series’ allocable portion of any performance fee, management fees or other similar fees, costs and expenses or compensation (including expense reimbursement), in each case, directly or indirectly, payable by or allocable to Joint Ventures or Programmatic Acquisitions of such Series, any special purpose vehicle, any subsidiary or any Asset-Backed Finance Asset;

(xxviii)

to the extent agreed by the Operating Manager in its sole discretion, all (a) organizational expenses and operating expenses of or with respect to and (b) servicing fees payable to the sponsor of, or placement agent engaged with respect to (but not, for the avoidance of doubt, the placement fees payable to), a joint venture partner that is sponsored or managed by a placement agent, bank, consultant or any affiliate thereof and which placement agent, bank, consultant or any related party thereof is entitled to receive placement fees in connection with or as a result of placing investors indirectly into the Company or a Series through such joint venture partner; and

(xxix)	allocable costs of legal, finance and other support personnel of Apollo, the Operating Manager or their affiliates in connection with the operations and management of the Company and the Series.

For all purposes of this Annual Report on Form 10-K, “travel and related expenses” will include all travel fees, costs and expenses (which may include use of private aircraft by investment professionals employed by Apollo but charged to each Series at a comparable first-class commercial airline rate), accommodations, meals, events and entertainment. For all purposes of the definition of “Operating Expenses,” references therein to payments, fees, costs, expenses and other liabilities related to, associated with, arising from or incurred in connection with, an Asset-Backed Finance Asset will include all payments, fees, costs, expenses and other liabilities related to, associated with, arising from or incurred in connection with, potential or unconsummated Asset-Backed Finance Assets. Each Series will also bear any other fees, costs and expenses and other liabilities that arise in connection with an unconsummated Asset-Backed Finance Asset but that generally would not arise in connection with a consummated Asset-Backed Finance Asset (such as reverse break-up fees).

The Operating Manager and its affiliates will be entitled to reimbursement from each Series, in its proportionate share, for any Operating Expenses or Organizational and Offering Expenses paid or incurred by them on behalf of, or in relation to, such Series.

If any Operating Expenses are incurred for the account or for the benefit of each Series and one or more other Apollo Clients, the Operating Manager will allocate such Operating Expenses among such Series and each such other Apollo Client in proportion to the size of the investment made by each in the activity or entity to which such Operating Expenses relate, to the extent applicable, or in such other manner as the Operating Manager in good faith determines is fair and reasonable.

As mentioned in item (v) of “Operating Expenses” above, each Series will bear the fees, costs or expenses of certain services provided by, and allocable overhead of, Apollo as well as industry executives, advisors, consultants and operating executives contracted or engaged directly or indirectly by such Series, the Operating Manager or any Affiliated Service Provider. Certain industry executives, advisors, consultants and operating executives may be employees of Apollo, and may be exclusive or non-exclusive independent contractors with respect to services provided to Apollo or such Series; however, in each case, their compensation and allocable expenses will be borne by such Series. For purposes of item (v) of “Operating Expenses” above, Apollo consists of any entity or group established or utilized by affiliates of Apollo, Apollo Clients or their respective portfolio companies, that facilitates strategic arrangements with, or engagements (including on an independent contractor or employment basis) of, any persons that the Operating Manager determines in good faith to be industry executives, advisors, consultants (including operating consultants and sourcing consultants), operating executives, subject matter experts or other persons acting in a similar capacity, to provide consulting, sourcing or other services to or in respect of such Series, Asset-Backed Finance Assets (including with respect to potential Asset-Backed Finance Assets of such Series) and other Apollo Clients and their investments. To the extent that for legal, tax, regulatory or similar considerations or limitations it is necessary or desirable that the foregoing activities be conducted by, through or with one or more affiliates of the Operating Manager, or other persons other than Apollo, such activities will be treated for purposes of this definition as if they were conducted by Apollo or any affiliate thereof.

For purposes of this definition of Operating Expenses, “AEOI” means: (a) legislation known as the U.S. Foreign Account Tax Compliance Act, sections 1471 through 1474 of the Code, and any associated or successor legislation, regulations (whether proposed, temporary or final) or guidance, any applicable intergovernmental agreement and related statutes, regulations or rules, and other guidance thereunder; (b) any other similar legislation, regulations or guidance enacted in any other jurisdiction which seeks to implement similar financial account information reporting and/or withholding tax regimes, including the OECD Standard for Automatic Exchange of Financial Account Information in Tax Matters – the Common Reporting Standard and any associated guidance; (c) Council Directive 2018/822/EU of May 25, 2018 (and any successor directive) amending Council Directive 2011/16/EU on mandatory automatic exchange of information and administrative cooperation in the field of taxation in relation to reportable cross-border tax arrangements and any regulation or law relating to, implementing or having similar effect to it in any relevant jurisdiction; (d) any other intergovernmental agreement, treaty, regulations, guidance, standard or other agreement entered into in order to comply with, facilitate, supplement or implement the legislation, regulations, guidance or standards described in clauses (a), (b) and (c) of this definition; and (e) any legislation, regulations or guidance in any jurisdiction that give effect to the matters outlined in the preceding clauses of this definition.

Company Expense Support and Conditional Reimbursement of the Operating Manager

The Operating Manager may elect to pay certain of our expenses, including certain Organizational and Offering Expenses on our behalf (each, an “Expense Support”).

Following any calendar month in which the Specified Expenses are below 0.75% of the Company’s net assets on an annualized basis, the Company shall reimburse the Operating Manager, fully or partially, for the Expense Supports, but only if and to the extent that Specified Expenses plus any “Reimbursement Payments” (as defined below) do not exceed 0.75% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Supports made by the Operating Manager to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

“Specified Expenses” is defined to include all expenses incurred in the business of the Company with the exception of (i) the Management Fee, (ii) the Performance Fee, (iii) the combined annual distribution fees and shareholder servicing fees, (iv) the dealer manager fees (including selling commissions), (v) expenses related to any Asset-Backed Finance Asset, (vi) interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company, (vii) taxes, (viii) certain insurance costs, (ix) Organizational and Offering Expenses, (x) certain non-routine items (as determined in the sole discretion of the Operating Manager) and (xi) extraordinary expenses (as determined in the sole discretion of the Operating Manager).

Hedging

The Company and/or its operating subsidiaries expect to employ hedging in support of financing techniques or that is designed to reduce the risks of adverse movements in interest rates, securities prices, commodities prices and currency exchange rates, as well as other risks. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks, including counterparty default, convergence and other related risks. Thus, while the Company and/or its operating subsidiaries may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, commodities prices or currency exchange rates or other events related to hedging activities could result in a poorer overall performance for the Company and/or its operating subsidiaries had not entered into such hedging transactions.

Liquidity and Capital Resources

We have not yet commenced operations. A subsidiary of Apollo has made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and $1,000 in cash, in exchange for 40 Series II V Shares. The Company may issue additional Series I and Series II V Shares to Apollo in exchange for one or more capital contributions to facilitate the acquisition of the Company’s initial assets. Apollo currently holds all of the Company’s outstanding Series I and Series II V Shares. As of March 28, 2024, Apollo was our only Shareholder. The V Shares may be transferred to an Apollo affiliate or Apollo Client. If an Apollo affiliate or Apollo Client become the holder of a majority of the V Shares, that entity would have majority control over the Company, including the right to vote for the appointment of the Company’s directors. While the LLC Agreement permits transfer of the V Shares to a third party, the Company does not currently anticipate that any such transfer would take place. In the event of such a transfer in the future however, if Apollo or its affiliates cease to own a majority of V Shares, any expected benefits derived by the Company and Shareholders from such involvement by Apollo, including access to personnel and other resources, could be lost or otherwise affected. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—Holders of Investor Shares will not have control or influence over Company policies, operations or acquisitions or the decision to conduct Share repurchases or the selection of service providers. Further, we may amend the LLC Agreement without Shareholder approval and holders of Investor Shares will not be entitled to vote for the election of directors.”

We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary use of cash will be for (i) acquisition of asset-backed finance assets, (ii) the cost of operations (including the Management Fee and Performance Fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under the Repurchase Plan (as described herein), and (v) cash distributions (if any) to the holders of our Shares to the extent declared by the Board.

The minimum initial purchase amount is $2,500 for S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares. The minimum subsequent purchase amount is $500 for each type of Shares, except for additional purchases pursuant to the distribution reinvestment plan (“DRIP”), which are not subject to a minimum purchase amount. The minimum purchase amount for each type of Shares can be modified or waived in the sole discretion of the Company or the Dealer Manager (as defined above), including for certain financial firms that submit orders on behalf of their customers, our officers and directors and certain employees of Apollo, including its affiliates, vehicles controlled by such employees and their extended family members. The Company and the Dealer Manager each reserves the right to designate and re-designate the Founder Intermediary or Anchor Intermediary status of financial intermediaries in its sole discretion.

Cash Flows

On November 10, 2023, the Company was capitalized with a $2,000 investment by an affiliate of Apollo, and for the period from November 10, 2023 to December 31, 2023, interest of $12.00 was earned on the $2,000 investment. There have been no other cash flows from our inception through December 31, 2023.

As of December 31, 2023, we had not declared or paid any distributions.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes will be critical once we commence principal operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. In addition, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Investments, At Fair Value—ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transactions costs that may be incurred upon disposition of investments.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes.

Assets and liabilities recorded at fair value on the Statement of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level 3—Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.

Valuation Guidelines

The Company’s Asset-Backed Finance Assets will be valued at fair value in a manner consistent with generally accepted accounting principles in the United States (“GAAP”), including Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There is no single standard for determining fair values of assets that do not have a readily available market price and, in many cases, such fair values may be best expressed as a range of fair values from which a single estimate may be derived in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

When making fair value determinations for Asset-Backed Finance Assets that do not have readily available market prices, we will consider industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business, or security is expected to generate in the future. The market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. We also consider a range of additional factors that we deem relevant, including a potential sale of the Asset-Backed Finance Assets, macro and local market conditions, industry information and the relevant Asset-Backed Finance Asset’s historical and projected financial data.

Asset-Backed Finance Assets will generally be valued at the relevant transaction price initially; however, to the extent the Operating Manager does not believe an Asset-Backed Finance Asset’s transaction price reflects the current market value, the Operating Manager will adjust such valuation. When making fair value determinations for Asset-Backed Finance Assets, the Operating Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the financial performance of the Asset-Backed Finance Assets since the prior valuation date, as well as any cash flow activity related to the Asset-Backed Finance Assets during the month. The Operating Manager will value Asset-Backed Finance Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

When making fair value determinations for assets that do not have a reliable, readily available market price, which the Company expects to be the case for a significant number of its Asset-Backed Finance Assets, the Operating Manager may engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date.

Because assets are valued as of a specified valuation date, events occurring subsequent to that date will not be reflected in the Company’s valuations. However, if information indicating a condition that existed at the valuation date becomes available subsequent to the valuation date and before financial information is publicly released, it will be evaluated to determine whether it would have a material impact requiring adjustment of the final valuation.

At least annually, the Board, including our independent directors, will review the appropriateness of our valuation guidelines. From time to time, the Board, including our independent directors, may adopt changes to the valuation guidelines on occasions in which it has determined or in the future determines that such changes are likely to result in a more accurate reflection of estimated fair value.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We had no operations as of December 31, 2023. When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk, credit risk and market risk with respect to our Asset-Backed Finance Assets. As of December 31, 2023, we had no Asset-Backed Finance Assets. Subject to oversight by the Board, the Operating Manager will be responsible for the oversight of risks to our business.

Changes in Market Interest Rates

With respect to our proposed business operations, general decreases in interest rates over time may cause the interest income associated with our Asset-Backed Finance Assets, and the value of our Asset-Backed Finance Assets to decline. Conversely, general increases in interest rates over time may cause the interest income associated with our Asset-Backed Finance Assets to decrease, and the value of our Asset-Backed Finance Assets to increase.

Credit Risk

Credit risk is the failure of the counterparty to perform under the terms of the applicable agreement. If the fair value of an agreement is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of an agreement is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in our agreements by entering into transactions with high-quality counterparties.

Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with contracts bearing interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate assets, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our then-existing and expected Asset-Backed Finance Assets as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Apollo Asset Backed Credit Company LLC:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Apollo Asset Backed Credit Company LLC (the “Company”), Apollo Asset Backed Credit Company LLC – Series I (“Series I”) and Apollo Asset Backed Credit Company LLC – Series II (“Series II”) as of December 31, 2023, the related statements of operations for the period from September 22, 2023 (date of formation) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, Series I and Series II as of December 31, 2023, and the related results of operations for the period from September 22, 2023 (date of formation) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 28, 2024

We have served as the auditor of the Company since 2023.

Apollo Asset Backed Credit Company LLC

Statement of Assets and Liabilities

As of December 31, 2023

	Series I	Series II	Total
Assets
Cash and cash equivalents	$1,006	$1,006	$2,012
Deferred offering expenses	674,976	674,976	1,349,952
Due from Operating Manager	313,855	313,855	627,710

Total assets	$989,837	$989,837	$1,979,674

Liabilities
Organizational expenses payable	$313,855	$313,855	$627,710
Offering expenses payable	674,976	674,976	1,349,952

Total liabilities	$988,831	$988,831	$1,977,662

Commitments and contingencies (Note 4)
Net assets
Common shares—
Series I: V Shares, $25 par value (40 shares authorized, issued and outstanding); Series II: V Shares, $25 par value (40 shares authorized, issued and outstanding)	$1,006	$1,006	$2,012

Net assets	$1,006	$1,006	$2,012

Common shares	40	40	80

Net asset value per share	$25.15	$25.15	$25.15

See notes to financial statements.

Apollo Asset Backed Credit Company LLC

Statement of Operations

For the Period from September 22, 2023 (date of formation) to December 31, 2023

	Series I	Series II	Total
Investment income
Interest income	$6	$6	$12

Total investment income	$6	$6	$12
Expenses
Organizational expenses	$313,855	$313,855	$627,710

Total expenses	313,855	313,855	627,710
Less: Expense support from Operating Manager	(313,855)	(313,855)	(627,710)
Net expenses	$—	$—	$—

Net investment income	$6	$6	$12

Net increase (decrease) in net assets resulting from operations	$6	$6	$12

See notes to financial statements.

Apollo Asset Backed Credit Company LLC

Notes to Financial Statements

For the Period from September 22, 2023 (date of formation) to December 31, 2023

1.	ORGANIZATION

Apollo Asset Backed Credit Company LLC (the “Company”) was formed on September 22, 2023 as a Delaware limited liability company. On September 22, 2023, the Company established two registered series of limited liability company interests, Apollo Asset Backed Credit Company LLC - Series I (“Series I”) and Apollo Asset Backed Credit Company LLC - Series II (“Series II”). Series I and Series II are intended to be treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Sections 18-215(c) and 18-218(c)(1) of the LLC Act provide that a Series established in accordance with Section 18-215(b) or 18-218 of the LLC Act, respectively, may carry on any lawful business, purpose or activity, other than the business of banking, and has the power and capacity to, in its own name, contract, hold title to assets (including real, personal and intangible property), grant liens and security interests, and sue and be sued. The Company intends for each Series to conduct its business and enter into contracts in its own name to the extent such activities are undertaken with respect to a particular Series and title to the relevant property will be held by or for the benefit of, the relevant Series. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I is intended to be treated as a corporation for U.S. federal income tax purposes, and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The Company intends to conduct its operations so that it does not fall within the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is a holding company that seeks to leverage Apollo’s extensive credit experience investing across credit, as well as the incumbency afforded by the broad reach of Apollo’s credit platform, to drive proprietary sourcing and bespoke structuring for specialty asset-backed finance opportunities. By originating, structuring and securitizing these opportunities, the Company intends to offer attractive portfolio diversification through exposure primarily focused on large, diversified pools of hard assets and/or contracted cashflows, further enhanced by platform equity investments (“Asset-Backed Finance Assets”).

The Company expects to conduct a continuous private offering of its shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

The Company is sponsored by Apollo Asset Management, Inc. (together with its subsidiaries, “Apollo”) and expects to benefit from Apollo’s asset-backed finance sourcing and management platform pursuant to an operating agreement to be entered into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Asset-Backed Finance Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company has no operations as of December 31, 2023 other than matters relating to its organization and offering.

As of December 31, 2023, the Company had issued V Shares (the “Shares”) of Series I and Series II at the aggregate issue prices of $1,000 and $1,000, respectively, to Apollo Principal Holdings VI, L.P., a subsidiary of Apollo Asset Management, Inc. The purchase of Shares in a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. V Shares have special rights and privileges, including entitling the holders thereof to the exclusive right to appoint and remove directors of the Company, increase or decrease the number of directors of the Company and fill any vacancies on the Company’s Board of Directors (the “Board”). V Shares do not have economic participation in the Company. V Shares will be held only by Apollo, its affiliates and/or certain Apollo clients, and are not being offered to other investors.

As of December 31, 2023, the Company had neither purchased nor contracted to purchase any investments.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting—The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars, which is the Company’s functional currency. The Company’s fiscal year end is December 31.

The Company’s financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (ASC) 946, Financial Services – Investment Companies.

Basis of Presentation—Series I and Series II are intended to be treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, Net Asset Value (“NAV”), or other equitable allocation methodologies as determined by the Operating Manager. These financial statements incorporate the assets and liabilities, and results of operations, of the Company as a whole, as well as each Series of interest in the Company.

Basis of Consolidation—As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents—As of December 31, 2023, cash and cash equivalents were comprised of cash on hand.

Organizational and Offering Expenses—Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. For the period from September 22, 2023 (date of formation) to December 31, 2023, Series I and Series II incurred organizational expenses of $313,855 and $313,855, respectively.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until operations begin. For the period from September 22, 2023 (date of formation) to December 31, 2023, Series I and Series II incurred deferred offering expenses of $674,976 and $674,976, respectively.

The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 3.

Investments, At Fair Value—ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transactions costs that may be incurred upon disposition of investments.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes.

Assets and liabilities recorded at fair value on the Statement of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level 3—Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.

Income Taxes—Series I has elected to be taxed as a corporation for U.S. federal income tax purposes. Series I is liable for income taxes, if any, on its net taxable income. There is no tax expense for Series I reflecting the Company’s best estimate of current and future taxes to be paid based upon income, dividends, and gains earned through December 31, 2023, of which none is receivable as of December 31, 2023. Deferred income taxes are provided for the effects of potential future tax liabilities in future years resulting from differences between the tax basis of an asset or liability and its reported valuation in the accompanying financial statements. As of December 31, 2023, there is no deferred tax liability for Series I.

Series II intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership treated as a corporation. As such, it will not be subject to any U.S. federal, state and/or local income taxes. In any year, it is possible that Series II will not meet the qualifying income exception, which would result in Series II being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. If Series II does not meet the qualifying income exception, the holders of interest in Series II would then be treated as stockholders in a corporation, and the Series II would become taxable as a corporation for U.S. federal income tax purposes. Series II would be required to pay income tax at corporate rates on its net taxable income. In addition, Series II intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. or non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Calculation of NAV—The NAV per Share of each Series of the Company’s Shares is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets) attributable to such Series less the value of any liabilities of such Series, by the total number of Shares outstanding of such Series.

3.	RELATED PARTY CONSIDERATIONS

Operating Agreement

The Company intends to enter into an operating agreement with the Operating Manager. Pursuant to the Operating Agreement, the Operating Manager will be responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making recommendations to the Company related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations. The Operating Manager or an affiliate may rebate, waive or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account.

Company Expense Support and Conditional Reimbursement of the Operating Manager

The Operating Manager may elect to pay certain of the Company’s expenses, including certain Organizational and Offering Expenses on the Company’s behalf (each, an “Expense Support”).

Following any calendar month in which the Specified Expenses (as defined below) are below 0.75% of the Company’s net assets on an annualized basis, the Company shall reimburse the Operating Manager, fully or partially, for the Expense Supports, but only if and to the extent that Specified Expenses plus any Reimbursement Payments (as defined below) do not exceed 0.75% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Supports made by the Operating Manager to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

“Specified Expenses” is defined to include all expenses incurred in the business of the Company with the exception of (i) the Management Fee, (ii) the Performance Fee, (iii) the combined annual distribution fees and shareholder servicing fees, (iv) the dealer manager fees (including selling commissions), (v) Asset-Backed Finance Asset related expenses, (vi) interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company, (vii) taxes, (viii) certain insurance costs, (ix) Organizational and Offering Expenses, (x) certain non-routine items (as determined in the sole discretion of the Operating Manager), and (xi) extraordinary expenses (as determined in the sole discretion of the Operating Manager).

4.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

5.	INDEMNIFICATIONS

Under the Company’s LLC Agreement and organizational documents, the members of the Board, the Operating Manager, Apollo, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against all liabilities unless these persons’ actions constitute actual fraud or willful misconduct. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

6.	SUBSEQUENT EVENTS

Management has evaluated and determined that there have been no subsequent events through March 28, 2024, the date these financial statements were available to be issued, that require recognition or disclosure in such financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and the Series maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based upon this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent fiscal period, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of the Sarbanes-Oxley Act, which are filed or furnished as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K, are applicable to each Series individually and to the Company as a whole.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance

Overall responsibility for the Company’s and each Series’ oversight rests with the Board. To the extent permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, any committee of the Board, the officers of the Company or the Operating Manager. The Board currently consists of three members. We currently intend to appoint independent directors, as such term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual.

Board of Directors and Executive Officers

Information regarding the Board and executive officers are set forth below:

Name	Year of Birth	Position	Position Held Since
Non-Independent Directors:
Stuart Rothstein	1966	Chair of the Board	2024
Bret Leas	1975	Director	2024
Nancy De Liban	1962	Director	2024
Executive Officers:
Michael Paniwozik	1977	President	2024
Robert Rossitto	1974	Chief Financial Officer	2024

Each director will hold office until his or her disability, death, resignation, removal or disqualification. The address for each of our directors is c/o Apollo Asset Backed Credit Company LLC 9 West 57th Street, 42nd Floor, New York, NY 10019.

Each executive officer holds office at the pleasure of the Board until his or her successor is duly appointed and qualified or until their earlier disability, death, resignation or removal or as the Board otherwise determines in its sole discretion.

Biographical Information

Directors

Our directors have been divided into two groups — Independent Directors and Non-Independent Directors.

Non-Independent Directors

Stuart Rothstein. Mr. Rothstein is the Chair of the Board of ABC. Since April 2023, Mr. Rothstein has been the Chief Operating Officer—Asset Backed Finance of Apollo and since 2009, Mr. Rothstein has been a partner and the Chief Operating Officer—Real Estate of Apollo. In those roles, Mr. Rothstein is responsible for managing the day-to-day operations of the businesses as well as strategic planning, development and implementation of growth and product strategies and new business development. Mr. Rothstein has served on the board of directors of Apollo Realty Income Solutions, Inc. (“ARIS”) since September 2021 and Chairman of the board of directors of ARIS since June 2022. Since March 2012, Mr. Rothstein has been the President and Chief Executive Officer and one of the directors of Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI) (“ARI”). From September 2009 through April 2013, Mr. Rothstein served as the Chief Financial Officer, Treasurer and Secretary of ARI and from January 2022 to April 2022, he also served as the interim Chief Financial Officer, Treasurer, and Secretary of ARI. Mr. Rothstein previously served as the Chief Financial Officer, Treasurer and Secretary of Apollo Residential Mortgage, Inc. (NYSE: AMTG) from July 2011 through January 2014. Prior to joining Apollo in 2009, Mr. Rothstein was a Co-Managing Partner of Four Corners Properties, a privately held real estate investment company. Previously, he was employed by KKR Financial Advisors, LLC, RBC Capital Markets,

Related Capital Company and Spieker Properties, Inc. Mr. Rothstein graduated from the Schreyer Honors College at the Pennsylvania State University with a BS in Accounting and received an MBA from the Stanford University Graduate School of Business. Mr. Rothstein was selected to serve on our Board because of the strategic leadership and business judgment he has demonstrated in his various leadership roles with Apollo and his extensive managerial and executive experience.

Bret Leas. Mr. Leas is a director of ABC. Mr. Leas is Partner and Co-Head of Asset-Backed Finance, overseeing Apollo’s Global Asset-Backed and Financing Solutions business. He concurrently serves as Managing Director and member of the Board of Directors of Redding Ridge Asset Management. He also serves on the boards of directors of Cadma Capital Partners and the parent entity of Atlas Securitized Products. Prior to joining Apollo in 2009, Mr. Leas was Director in the Credit Structuring Group at Barclays Capital with primary responsibility for the loan structuring and advisory team. Previously, he was an Associate at Weil, Gotshal & Manges LLP, primarily focusing on asset-backed securities, CDOs and credit derivatives. Mr. Leas graduated cum laude from the University of Maryland with a BA in History and graduated cum laude from Georgetown University Law Center with a JD. He is the former Chairman of the board of directors of the Make-A-Wish Foundation of Metro New York and Western New York. We believe Mr. Leas’s extensive experience managing asset-backed finance related transactions across the globe makes him a valuable member of the Board.

Nancy De Liban. Ms. De Liban is a director of ABC. Ms. De Liban is the Co-Head of Asset-Backed Finance. Prior to joining Apollo in 2012, Ms. De Liban was a Senior Managing Director at Countrywide Financial Corporation, as well as the President of Countrywide Alternative Asset Management. While at Countrywide, Ms. De Liban oversaw non-agency MBS and whole loan trading including all conduit operations. Ms. De Liban was also a member of Countrywide’s Model Validation Committee and was one of the senior managers in charge of Countrywide Commercial Real Estate Finance. Prior to joining Countryside, Ms. De Liban was Senior Managing Director at Bear Stearns for nearly 15 years, where she was a member of the mortgage team focused on modelling, structuring and trading of structured products and was responsible for numerous structural innovations. She currently serves on the boards of directors of the parent entities of Atlas Securitized Products, Aqua Financial, NewFi Lending, Petros Pace Finance, and ROC Capital. Ms. De Liban received her BS in Finance from the University of Southern California. We believe Ms. De Liban’s extensive asset-backed finance product structuring, valuation, and management experience makes her a valuable member of the Board.

Independent Directors

We currently intend to appoint independent directors prior to the escrowed proceeds being released to the Company.

Executive Officers

The Company’s executive officers (through a delegation of authority from the Board) or, in certain cases, the Board or a committee thereof, will be responsible for making capital allocation decisions proposed by the Operating Manager and overseeing the management of the Company.

Michael Paniwozik. Mr. Paniwozik is the President of ABC. Mr. Paniwozik is Partner, Global Head of Structured Credit Investing at Apollo and also oversees the Apollo Credit Platform’s portfolio of third-party credit manager incubation partnerships. He is concurrently a member of the Credit Investment Committee of Redding Ridge Asset Management, LLC. Prior to joining in 2015, Mr. Paniwozik was Managing Director and Senior Product Strategist for US Corporate Credit at Napier Park Global Capital. He began his career in credit structuring at Credit Suisse First Boston. Mr. Paniwozik graduated cum laude from the University of Chicago with a BA in Economics.

Robert Rossitto. Mr. Rossitto is the Chief Financial Officer of ABC. Mr. Rossitto is Managing Director, Credit, at Apollo, where he focuses on various business finance areas in Asset-Backed Finance, ACS broker dealer, and Hybrid Value. Prior to joining in 2022, Robert most recently served as Managing Director and Chief Financial Officer of Tilden Park Capital Management, and as Chief Financial Officer of WCG Management before that. Previously, he was a director on the Finance & Accounting team at Dillon Read Capital Management, and a manager at Deloitte & Touche on the Capital Markets team. Robert is a Certified Public Accountant and earned an MS in Finance from Saint Joseph’s University and a BS in Accounting from the University of Delaware.

Committees

We do not currently have a standing Audit Committee as we have not yet commenced operations. The Board intends to form an Audit Committee comprised solely of independent directors prior to the issuance and sale of any Shares other than our outstanding V Shares held by Apollo Principal Holdings VI, L.P. and may form additional committees, ad hoc committees or working groups in the future. Until such time as we form our Audit Committee and appoint members thereto, our Board will function as the Audit Committee.

Audit Committee

The primary purpose of the Audit Committee will be to assist the Board in overseeing and monitoring (i) the integrity of our financial statements and other financial information provided by the Company to its Shareholders, the public and others, (ii) our compliance with legal and regulatory requirements and (iii) the qualifications, independence and performance of our independent auditor. In addition, transactions and other matters of the Company that present a material conflict of interest may be subjected to the review and approval of a majority of the non-interested members of the Board or a duly-appointed committee thereof, which initially shall be the Audit Committee that is composed entirely of independent directors.

We intend to appoint our independent directors to serve on the Audit Committee. Each of the members of the Audit Committee will meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance. We do not currently have a member of our Audit Committee that qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K because we have not yet formed an Audit Committee or commenced operations.

Executive Officers

The Company’s executive officers (pursuant to a delegation of authority from the Board), and in certain instances the Board or a committee of the Board, will be responsible for making capital allocation and acquisition decisions proposed by the Operating Manager. With the oversight of the Board, our executive officers will oversee the management and control of the Company’s Asset-Backed Finance Assets.

Operating Manager

Pursuant to the terms of the Operating Agreement, the Operating Manager, a wholly-owned subsidiary of Apollo that is an investment adviser registered with the SEC under the Advisers Act, as amended, will manage the Company on a day-to-day basis and provide certain management, administrative and advisory services to the Company related to funding, financing and structuring Asset-Backed Finance Assets.

Code of Ethics

We will have a Code of Business Conduct and Ethics that will apply to all officers and directors of the Company, which will be available on our website at https://apollo.com/abc. In accordance with, and to the extent required by the rules and regulations of the SEC, we intend to disclose amendments to or waivers of the Code of Business Conduct and Ethics on our website or in a Current Report on Form 8-K filing.

Item 11.	Executive Compensation

Compensation of Executive Officers

We do not currently have any employees. Our corporate senior management team will be comprised of Company officers, who are employees of Apollo that are assigned or seconded to the Company. We may also engage other personnel which may be supplied by the Operating Manager or its affiliates, or may be directly hired by the Company or one or more of its subsidiaries. Services necessary for our business will generally be provided by individuals who are employees of the Operating Manager, or its affiliates, pursuant to the terms of the Operating Agreement, as applicable. Our day-to-day business operations will be managed by the Operating Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment professionals employed by the Operating Manager or its affiliates. Certain risks and potential conflicts exist as a result of our receiving services from the Operating Manager and its affiliates and not having any full-time employees. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—We face heightened risk from working with Affiliated Service Providers since key personnel will not devote their full time or attention to the Company and could leave the Affiliated Service Provider at any time.”

Our executive officers may receive compensation from us in the form of E Shares but will not otherwise receive direct compensation from us. We will reimburse the Operating Manager and/or their affiliates for Company expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Operating Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any Asset-Backed Finance Asset (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company). See “Item 1. Business—Operating Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

Our directors who are not independent directors may receive compensation from us in the form of E Shares but will not otherwise receive direct compensation from us. We expect to pay each independent director: (i) an annual fee (prorated for any partial year) which is expected to be at a market rate in an amount to be determined by the Board, or committee thereof, at a later date and (ii) an additional annual fee which is expected to be at a market rate in an amount to be determined by the Board, or committee thereof, at a later date for the Chair of the Audit Committee. On an annual basis, we expect to pay each independent director an annual grant of restricted stock based on the then-current per Share transaction price of our E Shares at the time of grant, with the remainder expected to be paid in cash. Restricted stock grants will generally vest one year from the date of grant. We are also authorized to pay the reasonable out-of-pocket expenses of each independent director incurred by such director in connection with the fulfillment of his or her duties as an independent director.

No compensation was paid to our directors or executive officers for the period from September 22, 2023 (date of formation) to December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 28, 2024, information with respect to the beneficial ownership of our Shares by

•	each person known to us to beneficially own more than 5% of any class of voting Shares;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

We have issued 40 V Shares in each of Series I and Series II to Apollo Principal Holdings VI, L.P., a subsidiary of Apollo. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all Shares are owned directly, and the indicated person has sole voting and investment power.

Name and Address (1)	Number of Series I V Shares Beneficially Owned	Percent of Series I V Shares Beneficially Owned	Number of Series II V Shares Beneficially Owned	Percent of Series II V Shares Beneficially Owned
Apollo Principal Holdings VI, L.P.	40	100%	40	100%

(1)	The address of the beneficial owner is 9 West 57th Street, New York, New York 10019.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Operating Agreement

Prior to accepting subscriptions for Shares of unaffiliated investors, the Company and the Operating Manager will enter into the Operating Agreement pursuant to which the Operating Manager is entitled to receive the Management Fee and Performance Fee. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

LLC Agreement

Conflicts of interest exist and may arise in the future as a result of the relationships among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of our Members, on the other hand. Whenever a potential conflict arises among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of our Members, on the other hand, the Board or the Operating Manager may, but shall not be required to, resolve that conflict by seeking approval from a committee of our independent directors (which, initially, will be our Audit Committee). Our LLC Agreement contains provisions that reduce or eliminate certain of the duties of the Board, including fiduciary duties, to the Company, the Series, and our Shareholders and Members. Our LLC Agreement also restricts the remedies available to Shareholders and Members for actions taken that without those limitations might constitute breaches of duty, including fiduciary duties. See “Item 1A. Risk Factors—Additional Risks Related to the Operation of the Company Generally—Our LLC Agreement eliminates certain duties (including fiduciary duties) owed by the Board or other parties to the Company, the Members and the Shareholders. The Board, Apollo, the Members, the Operating Manager, our officers and their respective affiliates and certain service providers will be entitled to exculpation and indemnification resulting in limited right of action for Shareholders.”

Under our LLC Agreement, the Board or the Operating Manager will not be in breach of its obligations under the LLC Agreement or its duties to us or our Shareholders or Members if the resolution of the conflict of interest or the course of action in respect of the conflict of interest is:

•	approved by a committee of our independent directors, which will initially be the Audit Committee, although the Board or the Operating Manager is not obligated to seek such approval;

•	on terms which are, in the aggregate, no less favorable to us than those generally being provided to or available from unrelated third parties;

•	fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us; or

•

approved by the vote of Shareholders owning a majority of the outstanding Investor Shares, excluding any Investor Shares owned by Apollo or any of its affiliates, although the Board or the Operating Manager is not obligated to seek such approval.

The Board or the Operating Manager may, but is not required to, seek the approval of such resolution from the Audit Committee, any other committee of our independent directors or our Shareholders. If the Board or the Operating Manager does not seek approval from the Audit Committee, any other committee of our independent directors or our Shareholders and the Board or the Operating Manager, as applicable, determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the second and third bullet points above, then it will be presumed that in making its decision the Board or the Operating Manager, as applicable, acted in good faith, and in any proceeding brought by or on behalf of any Shareholder, Member or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption by clear and convincing evidence. Unless the resolution of a conflict is specifically provided for in our LLC Agreement, the Board, the Operating Manager or a committee of the Board consisting of independent directors, which will initially be the Audit Committee, may consider any factors they determine in their sole discretion to consider when resolving a conflict of interest. Our LLC Agreement provides that the Board or the Operating Manager will be conclusively presumed to be acting in good faith if the Board or the Operating Manager, as applicable, subjectively believes that the determination made or not made is in or not adverse to the best interests of the Company or the applicable Series, or, with respect to resolutions of conflicts of interest pursuant to the second or third bullet points above, if the Board or the Operating Manager subjectively believes that the action or inaction meets the standard set forth therein.

Potential Conflicts of Interest

The following discussion sets forth certain potential conflicts of interest that should be carefully evaluated before making an investment in the Company. Attention is also drawn to certain risk factors (see generally “Item 1A. Risk Factors” above) that refer to potential conflicts of interest. This summary is not intended to be an exhaustive list of all conflicts or their potential consequences. Identifying potential conflicts of interest is complex and fact-intensive, and it is not possible to foresee every conflict of interest that could arise during the life of the Company. In particular, the Company, the Operating Manager or Apollo could in the future identify additional conflicts of interest that currently are not apparent to them, as well as conflicts of interest that arise or increase in materiality over time. To the extent the Company, the Operating Manager or Apollo identifies conflicts of interest in the future, they could, but assume no obligation to, disclose these conflicts and their implications to Shareholders through a variety of channels, including by way of a Form ADV, which Apollo files on an annual basis with the SEC, or in other written or oral communications to the Board or Shareholders more generally.

The Operating Manager’s Form ADV Part 2A, copies of which are publicly available and available from the Operating Manager upon request and will be furnished to each investor prior to its admission to the Company, also contains further information regarding conflicts of interest relating to Apollo that are relevant to the Company. Shareholders are encouraged to read such Form ADV Part 2A prior to investing.

We are subject to conflicts of interest arising out of our relationship with Apollo, including the Operating Manager and its affiliates. Additionally, the compensation arrangements of the Operating Manager or its affiliates and their personnel (including certain of their personnel who also serve as officers and/or directors of the Company) could influence the Operating Manager’s services to us. The Company has established policies and procedures, consistent with the LLC Agreement, that allow it to address some types of conflicts by seeking the approval of the Board or a committee of the Board consisting of independent directors, which will initially be the Audit Committee. If required by the Advisers Act or applicable law, the Audit Committee will review and potentially approve conflicts of interest. In addition, the Audit Committee may select one or more persons (each, a “Third-Party Review Agent”) who are not affiliated with the Operating Manager or the Board, to consider and, on behalf of the Shareholders and the Company, review and/or approve such matters or potential conflicts of interest as the Audit Committee may determine, including any principal, agency, agency cross and cross transactions, or matters that could require approval by applicable law, including Section 205(a) and Section 206(3) of the Advisers Act. The Audit Committee is authorized to submit such matters to the Third-Party Review Agent for their review and consent, which review and/or consent will be binding on the Company and the Shareholders, and will not be obligated to separately seek the review or consent of any Shareholders with respect to such matters. To the extent not required by applicable law, the resolution of the conflict will depend on the exercise of the Operating Manager’s discretion in light of the relevant facts and circumstances at the time, including the immediate and long-term interests of the relevant Apollo Clients, including the Company, the Operating Manager and their respective Asset-Backed Finance Assets, as applicable. The specific weight ascribed to each of the relevant factors is a subjective judgment about which reasonable people may differ, and such judgments will remain in the Operating Manager’s complete discretion. For the avoidance of doubt, the Company is not required to and generally does not expect to seek Board or Shareholder approval to manage the conflicts of interest described herein or other potential conflicts of interest that may arise from time to time unless required by applicable law, the LLC Agreement or the Operating Agreement. Furthermore, any prohibition or restriction contained in the LLC Agreement will apply only at the Company and Series levels and will not apply to any transaction by one or more of the Asset-Backed Finance Assets. There is no guarantee that the policies and procedures adopted by us, the terms of LLC Agreement, the terms and conditions of the Operating Agreement or the policies and procedures adopted by the Operating Manager, Apollo and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

By acquiring the Shares, each Shareholder will be deemed to acknowledge and agree that: (i) Apollo, the Operating Manager and their respective affiliates are authorized to engage, without liability to the Company, the Series or the Shareholders, in any or all of the activities of the type or character described or contemplated in the LLC Agreement, “Item 1A.—Risk Factors” above, this sub-section “—Potential Conflicts of Interest” and the Operating Agreement whether or not such activities have or could have an effect on the Company’s or the Series’ affairs or on any Asset-Backed Finance Assets; (ii) no such activity will in and of itself constitute a breach of the

LLC Agreement or of any duty owed by any such person to the Shareholders or the Company or the Series; and (iii) the distribution of the LLC Agreement and the Registration Statement prior to the closing date as of which such Shareholder is admitted to the Company will be deemed to constitute disclosure of all such activities provided prior to such Shareholder making any subscription. Shareholders will not be deemed to waive their rights under the federal securities laws by making the foregoing deemed acknowledgment. To the extent that prospective investors would benefit from an independent review, such benefit is not available through Simpson Thacher & Bartlett LLP or other legal counsel or through the Operating Manager or any of their respective affiliates. Prospective investors are encouraged to seek the advice of independent legal counsel in evaluating the conflicts involved in the offering and operation of the Company.

Valuation of Company Assets

There can be situations in which the Operating Manager is incentivized to influence or adjust the valuation of the Company’s assets. For example, the Operating Manager could be incentivized to (i) employ valuation methodologies that improve the Company’s track record and do not reduce the basis by which the amount of Management Fees are due, or (ii) minimize losses from the write-downs that must be returned prior to the Operating Manager receiving a Performance Fee. The Board has adopted valuation policies to address these potential conflicts; however, any such determination will be made by the Operating Manager, in its discretion, and will be subjective. See “Item 1A. Risk Factors—Risks Related to Regulatory Matters—The prices of our Asset-Backed Finance Assets are volatile and could change as a result of valuations and changing accounting standards” above.

Valuations are inherently volatile and subject to change and may not necessarily be indicative of the inherent value of the underlying investments or the actual value to be realized from such investments. As described in further detail below, valuations for unrealized investments that are not publicly traded are calculated at fair value consistent with valuations with generally accepted accounting principles in the United States and the Operating Manager’s valuation policy and procedures.

There is no single standard for determining fair value of private investments and, in many cases, fair value is best expressed as a range of fair values from which a single estimate may be derived. The Operating Manager determines the fair values of unrealized private assets based on the enterprise values at which the applicable asset could be sold in a public offering in orderly dispositions over a reasonable period of time. When determining the enterprise value of an investment, in most cases the Operating Manager uses a market multiple approach that considers a specific financial measure (such as EBITDA, adjusted EBITDA, net income, book value or net asset value) that it believes to be customary in the relevant industry. Consideration is also given to such factors as historical and projected financial data for the asset, valuations given to comparable companies, the size and scope of the asset’s operations, the strengths and weaknesses of the asset, expectations relating to shareholders’ receptivity to an offering of the asset’s securities, the size of the Operating Manager’s holding in the asset, information with respect to transactions or offers for the asset’s securities (including the transaction pursuant to which the acquisition of the asset was made and the period of time that has elapsed from the date of the acquisition to the valuation date), industry information and assumptions, general economic and market conditions, indicative guidance from potential underwriters and other factors deemed relevant. Valuations are before giving effect to transaction costs and management fees, incentive compensation or performance fee, taxes, transaction expenses and other expenses to be borne by shareholders in the indicated vehicles, which in the aggregate are expected to be substantial. The effect of such costs and expenses will reduce actual realizations from such valuations. The Operating Manager’s valuations of certain of its vehicles’ holdings in such companies are reviewed by one or more independent valuation firms, which provide third-party valuation assistance in accordance with limited procedures that the Operating Manager identifies and requests it or them to perform. Those procedures do not include an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards in the United States. Such firms are generally not responsible for determining the fair value of any individual asset, and their role is limited to being an advisor and providing additional support to the Operating Manager’s existing valuation policy and process. Based on the results of its application of these limited procedures and its review of relevant information, a substantial amount of which was provided by the Operating Manager’s investment professionals and was assumed to be accurate and complete, including asset valuations, such firms have concluded that the Operating Manager’s valuation of each asset appears to be reasonable. Valuations of assets of the Company may differ from those utilized by third parties based on methodologies different from those employed by other Apollo-managed vehicles.

While the Operating Manager’s valuations of unrealized assets are based on assumptions that the Operating Manager believes are reasonable under the circumstances, whether on a public market basis or an estimated fair value basis, the actual realized returns on unrealized assets will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, many of which may be affected by factors beyond the Operating Manager’s control and all of which may differ from the assumptions on which the valuations contained herein are based. Accordingly, there can be no assurance that any indicated valuations for unrealized assets will ultimately be realized for such value or be profitable or that losses can be avoided. In such event, the actual realized returns on these unrealized assets may differ materially from the (assumed) returns indicated herein.

Finally, ASC 820 and other accounting rules applicable to vehicles and various assets they invest in are evolving. Notwithstanding that the Company is a lending platform that conducts its operations so that the Company does not fall within or is excluded from the definition of an “investment company” under the Investment Company Act, the Company expects to utilize investment company accounting methods. Accordingly, such changes may adversely affect the Company. For example, the evolution of rules governing the determination of the fair value of assets to the extent such rules become more stringent would tend to increase the cost and/or reduce the availability of third-party determinations of fair value. This may in turn increase the costs associated with selling assets or affect their liquidity due to inability to obtain a third-party determination of fair value.

Timing of Investment Realization

Because the Operating Manager receives management fees, the Operating Manager will be incentivized to hold on to investments that have poor prospects for improvement in order to receive ongoing management fees in the interim and, potentially, a more likely or larger performance fee distribution if such asset’s value appreciates in the future. This incentive is further exacerbated by the loss carryforward. In addition, there is flexibility regarding when investments may be realized.

Valuation Matters

The fair value of all Asset-Backed Finance Assets will ultimately be determined by the Operating Manager in accordance with its valuation guidelines approved by the Board. It will, in certain circumstances, be the case that the NAV of an asset for the purposes of the calculation of the Performance Fee may not reflect the price at which the asset is ultimately sold in the market, and the difference between the NAV of an asset for the purposes of the calculation of the Performance Fee and the ultimate sale price could be material. The valuation methodologies used to value any asset will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular asset. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Operating Manager’s control. There will be no retroactive adjustment in the valuation of any asset, the offering price at which Shares were purchased or sold by Shareholders or repurchased by ABC, as applicable, or the Management Fee to the extent any valuation proves to not accurately reflect the realizable value of an asset in ABC. The valuation of assets will affect the amount and timing of the Performance Fee and the amount of the Management Fee and payable to the Operating Manager. The valuation of assets of other Apollo Clients will, in certain circumstances, affect the decision of potential Shareholders to subscribe for Shares. Similarly, the valuation of ABC’s assets will, in certain circumstances, affect the ability of Apollo to form and attract capital to other Apollo Clients. As a result, there may be circumstances in which the Operating Manager is incentivized to defer realization of the value of the assets, make more speculative acquisitions, seek to deploy capital at an accelerated pace, hold assets longer and/or the Operating Manager is incentivized to determine valuations that are higher than the actual fair value of assets. In particular, given that the amount of the Management Fee will be dependent on the valuation of non-marketable securities, which will be determined by the Operating Manager, the Operating Manager could be incentivized to value the securities higher than if the Management Fee were not based on the valuation of such securities. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of ABC.

Dealer Manager

The Dealer Manager for ABC is AGS. The success of the offering of the Company’s Shares and our ability to implement our business strategy is dependent on the ability of the Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents, including its affiliate Griffin Capital Securities (“GCS”) to provide wholesale and marketing services. Any material adverse change to the ability of ABC’s Dealer

Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on ABC’s business and the offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute Shares in the offering, ABC’s ability to raise proceeds through the offering and implement ABC’s strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers and GCS provides wholesaling services to other issuers. As a result, the Dealer Manager and GCS may experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect ABC’s ability to raise proceeds through the offering and implement ABC’s strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical strategies and areas of focus as ABC, which they may elect to emphasize to their retail clients.

Item 14.	Principal Accounting Fees and Services

Independent Auditors

During the period from September 22, 2023 (date of formation) to December 31, 2023, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the period from September 22, 2023 (date of formation) through December 31, 2023 by our independent registered public accounting firm, Deloitte, were as follows:

For the period from September 22, 2023 (Date of Formation) through December 31, 2023
Audit fees (1)	$150,000
Audit-related fees	—
Tax fees	—
All other fees	—

Total	$150,000

(1)

Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Board was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the audit of the financial statements as of and for the period from September 22, 2023 (date of formation) to December 31, 2023 that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee charter will require the Audit Committee of our Board, once appointed, to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with any policies adopted by the committee. All services reported in the Audit, Audit-related and Tax categories above were approved by the Board.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See the accompanying Index to Financial Statement Schedule on page 128.

(a) (2) Financial Statement Schedules

None.

(a) (3) Exhibits

Exhibit Number	Description

3.1	Certificate of Formation as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.2	Amended Limited Liability Company Agreement (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.3	Amended Series Agreement of Apollo Asset Backed Credit Company LLC – Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.4	Amended Series Agreement of Apollo Asset Backed Credit Company LLC – Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

4.1*	Description of Securities.

10.3	Expense Limitation and Reimbursement Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

21.1*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

*	Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Asset Backed Credit Company LLC

/s/ Michael Paniwozik
Date: March 28, 2024	Michael Paniwozik
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Paniwozik
Date: March 28, 2024	Michael Paniwozik
President
(Principal Executive Officer)

Date: March 28, 2024	/s/ Robert Rossitto
Robert Rossitto
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 28, 2024	/s/ Stuart Rothstein
Stuart Rothstein
Chair of the Board

Date: March 28, 2024	/s/ Bret Leas
Bret Leas
Director

Date: March 28, 2024	/s/ Nancy De Liban
Nancy De Liban
Director