Form 10-Q
period 2024-03-31
Apollo Asset Backed Credit Co LLC
filed 2024-05-14
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-56622

Apollo Asset Backed Credit Company LLC

(Exact name of registrant as specified in its charter)

Delaware	93-3760466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 42nd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 515-3200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 13, 2024, the registrant had, with respect to Series I limited liability company interests, 40 V Shares outstanding, and with respect to Series II limited liability company interests, 40 V Shares and 2,000,000 E Shares outstanding.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•
our future operating results;
•
our business prospects and the prospects of the Asset-Backed Finance Assets (as defined below) we acquire, control and manage;
•
our ability to raise sufficient capital to execute our acquisition and lending strategies;
•
the ability of the Operating Manager (as defined below) to source adequate acquisition and lending opportunities to efficiently deploy capital;
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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) and elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Registration Statement”). Other factors that could cause actual results to differ materially include, but are not limited to:

•
changes in the economy;

i

•
risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy; and
•
future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

ii

Part I. Financial Information

Item 1. Financial Statements

Apollo Asset Backed Credit Company LLC

Statement of Assets and Liabilities (Unaudited)

	As of March 31, 2024
	Series I	Series II	Total
Assets
Cash and cash equivalents	$1,017	$1,017	$2,034
Deferred offering expenses	759,550	759,550	1,519,100
Due from Operating Manager	518,291	518,291	1,036,582
Total assets	$1,278,858	$1,278,858	$2,557,716
Liabilities
Organizational expenses payable	$518,291	$518,291	$1,036,582
Offering expenses payable	759,550	759,550	1,519,100
Total liabilities	$1,277,841	$1,277,841	$2,555,682
Commitments and contingencies (Note 4)
Net assets
Common shares—
Series I: V Shares, $25 par value (40 shares authorized, issued and outstanding); Series II: V Shares, $25 par value (40 shares authorized, issued and outstanding)	$1,017	$1,017	$2,034
Net assets	$1,017	$1,017	$2,034
Common shares	40	40	80
Net asset value per share	$25.43	$25.43	$25.43

See notes to financial statements.

Apollo Asset Backed Credit Company LLC

Statement of Operations (Unaudited)

	For the Three Months Ended March 31, 2024
	Series I	Series II	Total
Investment income
Interest income	$11	$11	$22
Total investment income	$11	$11	$22
Expenses
Organizational expenses	$204,436	$204,436	$408,872
Total expenses	204,436	204,436	408,872
Less: Expense support from Operating Manager	(204,436)	(204,436)	(408,872)
Net expenses	$—	$—	$—
Net investment income	$11	$11	$22
Net increase (decrease) in net assets resulting from operations	$11	$11	$22

See notes to financial statements.

Apollo Asset Backed Credit Company LLC

Notes to Financial Statements (Unaudited)

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

The Company is sponsored by Apollo Asset Management, Inc. (together with its subsidiaries, “Apollo”) and expects to benefit from Apollo’s asset-backed finance sourcing and management platform pursuant to an operating agreement to be entered into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Asset-Backed Finance Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company had no operations as of March 31, 2024 other than matters relating to its organization and offering.

As of March 31, 2024, the Company had issued V Shares (the “Shares”) of Series I and Series II at the aggregate issue prices of $1,000 and $1,000, respectively, to Apollo Principal Holdings VI, L.P., a subsidiary of Apollo Asset Management, Inc. The purchase of Shares in a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. V Shares have special rights and privileges, including entitling the holders thereof to the exclusive right to appoint and remove directors of the Company, increase or decrease the number of directors of the Company and fill any vacancies on the Company’s Board of Directors (the “Board”). V Shares do not have economic participation in the Company. V Shares will be held only by Apollo, its affiliates and/or certain Apollo clients, and are not being offered to other investors.

As of March 31, 2024, the Company had neither purchased nor contracted to purchase any investments.

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

Basis of Presentation—Series I and Series II are intended to be treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, Net Asset Value (“NAV”), or other equitable allocation methodologies as determined by the Operating Manager. These financial statements incorporate the assets and liabilities, and results of operations, of the Company as a whole, as well as each Series of interest in the Company. Separate statements of changes in net assets and cash flows have not been presented in the financial statements because principal operations have not commenced.

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

Cash and Cash Equivalents—As of March 31, 2024, cash and cash equivalents were comprised of cash on hand.

Organizational and Offering Expenses—Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I incurred organizational expenses of $204,436 for the three months ended March 31, 2024. Series II incurred organizational expenses of $204,436 for the three months ended March 31, 2024.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until operations begin. Series I incurred deferred offering expenses of $84,574 for the three months ended March 31, 2024. Series II incurred deferred offering expenses of $84,574 for the three months ended March 31, 2024.

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

Income Taxes—Series I has elected to be taxed as a corporation for U.S. federal income tax purposes. Series I is liable for income taxes, if any, on its net taxable income. There is no tax expense for Series I reflecting the Company’s best estimate of current and future taxes to be paid based upon income, dividends, and gains earned for the three months ended March 31, 2024, of which none is receivable as of March 31, 2024. Deferred income taxes are provided for the effects of potential future tax liabilities in future years resulting from differences between the tax basis of an asset or liability and its reported valuation in the accompanying financial statements. As of March 31, 2024, there are no deferred taxes for Series I.

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

4.
COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

5.
INDEMNIFICATIONS

Under the Company’s Amended Limited Liability Company Agreement, dated October 30, 2023 (the “LLC Agreement”) and organizational documents, the members of the Board, the Operating Manager, Apollo, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against all liabilities unless these persons’ actions constitute actual fraud or willful misconduct. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

6.
SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 13, 2024 and determined to disclose the following subsequent events and transactions.

On May 3, 2024, the Company entered into the operating agreement with the Operating Manager.

On May 3, 2024, the Company’s shareholders, sole member and operating manager executed the Company’s Amended and Restated Limited Liability Company Agreement, which amended and restated the LLC Agreement.

On May 3, 2024, the Company received a seed investment from a subsidiary of Apollo in the form of the purchase of $50,000,000 of the Company’s E Shares in Series II, to assist the Company initiate operational and acquisition activities, at a price of $25 per share. Following such investment, the escrowed purchase order proceeds were released to the Company. In connection with the seed investment by Apollo, the Company and Apollo entered into a letter agreement pursuant to which Apollo may request the repurchase of such E Shares, from time to time, at the then-applicable NAV per Share. The Company expects to repurchase such E shares upon request to the extent the amount of the repurchase request does not exceed the Company’s available liquidity, in its sole discretion, from capital provided by third-party investors’ purchases of Investor Shares of the Company net of any actual or anticipated investor repurchase requests pursuant to the Share Repurchase Plan, which would not be detrimental to the liquidity or operational and acquisition activities of the Company. Such repurchases of Apollo’s E Shares will not be pursuant to, or subject to any limitations under, the Repurchase Plan, including the 5.0% repurchase limitation thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our Annual Report.

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

ABC employs an acquisition approach centered around Asset-Backed Finance Assets across five key pillars: (1) consumer finance, (2) residential mortgage loans, (3) commercial real estate, (4) financial assets and (5) hard assets. We believe we can focus on where the best risk-adjusted opportunities lie at any given point in time and consistently execute on compelling opportunities at attractive valuations.

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

Management Fee

We will pay the Operating Manager the management fee (“Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, (iii) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (iv) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided that this Management Fee will be reduced by any applicable Special Fees; provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We will not pay the Operating Manager a Management Fee on the Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

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

Special Fees

100% of any net consulting (including management consulting) or monitoring fees (including any early termination fee or acceleration of any such management consulting fee on a one-time basis that is approved by the Board), break-up fees (including, if applicable, the portion thereof described in the Annual Report under “Item 1A. Risk Factors—Additional Risks Related to the Operation of the Company Generally—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person”), directors’ fees, closing fees and merger and acquisition transaction advisory services fees related to the negotiation of the structuring of an Asset-Backed Finance Asset (other than debt investments or investments with respect to which Apollo does not exercise direct control with respect to the decision to engage the services giving rise to the relevant fees, costs and expenses) and similar fees (including bridge financing fees), whether in cash or in kind, including options, warrants and other non-cash consideration paid to the Operating Manager or any of its affiliates or any employees of the foregoing in connection with actual or contemplated acquisitions or investments (and allocable to the Company) (collectively, “Special Fees”) that are allocable to those shareholders who bear Management Fees, will be applied to reduce the Management Fees paid by such Management Fee-bearing shareholders. As such, the portion of such Special Fees attributable to Apollo’s investment or to the investments of shareholders that do not pay Management Fees will be retained by Apollo. In practice, the only fees that are expected to be accrued and would be paid and treated as Special Fees are mergers and acquisition transaction fees payable in connection with an acquisition and management consulting fees payable thereafter.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager will be entitled to receive a Performance Fee equal to (i) 10.0% of the Total Return (as defined below) with respect to S Shares or I Shares, (ii) 7.5% of the Total

Return with respect to F-S Shares or F-I Shares, (iii) 5.0% of the Total Return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the Total Return with respect to A-II Shares, in each case subject to a 5.0% Hurdle Amount and a High Water Mark with respect to such type of Shares, with a Catch-Up (each term as defined below) (the “Performance Fee”). Such fee will be paid annually and accrue monthly. The Performance Fee will not be paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

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

“Other Fees” means:

(i)
fees, costs and expenses that comprise or constitute Organizational and Offering Expenses or Operating Expenses (defined below);
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

Operating Expenses

Each Series will pay or otherwise bear its proportionate portion of the operating expenses. Operating expenses includes payments, fees, costs and expenses and other liabilities and obligations resulting from, related to, associated with, arising from or incurred in connection with the Company’s operations (collectively, the “Operating Expenses”). For all purposes of the definition of “Operating Expenses,” references therein to payments, fees, costs, expenses and other liabilities related to, associated with, arising from or incurred in connection with, an Asset-Backed Finance Asset will include all payments, fees, costs, expenses and other liabilities related to, associated with, arising from or incurred in connection with, potential or unconsummated Asset-Backed Finance Assets. Each Series will also bear any other fees, costs and expenses and other liabilities that arise in connection with an unconsummated Asset-Backed Finance Asset but that generally would not arise in connection with a consummated Asset-Backed Finance Asset (such as reverse break-up fees).

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

Liquidity and Capital Resources

A subsidiary of Apollo has made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and $1,000 in cash, in exchange for 40 Series II V Shares. On May 3, 2024, a subsidiary of Apollo, for $50,000,000 in cash, purchased 2,000,000 E Shares in Series II. The Company may issue additional Series I and Series II V Shares to Apollo in exchange for one or more capital contributions to facilitate the acquisition of the Company’s initial assets. Apollo currently holds all of the Company’s outstanding Series I and Series II V Shares. As of May 13, 2024, Apollo and its affiliates are our only Shareholders. The V Shares may be transferred to an Apollo affiliate or Apollo Client. If an Apollo affiliate or Apollo Client become the holder of a majority of the V Shares, that entity would have majority control over the Company, including the right to vote for the appointment of the Company’s directors. While the LLC Agreement permits transfer of the V Shares to a third party, the Company does not currently anticipate that any such transfer would take place. In the event of such a transfer in the future however, if Apollo or its affiliates cease to own a majority of V Shares, any expected benefits derived by the Company and Shareholders from such involvement by Apollo, including access to personnel and other resources, could be lost or otherwise affected.

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

Share Repurchases

We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV (measured collectively across both Series) of our outstanding Investor Shares and E Shares of each Series at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company expects to make the Share Repurchases beginning with the second full quarter after the initial raising of third-party capital. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the assets underlying its Asset-Backed Finance Assets.

Cash Flows

On November 10, 2023, the Company was capitalized with a $2,000 investment by an affiliate of Apollo, and for the period from November 10, 2023 to March 31, 2024, interest of $34 was earned on the $2,000 investment. There have been no other cash flows from our inception through March 31, 2024.

As of March 31, 2024, we had not declared or paid any distributions.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. In addition, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

At least annually, the Board, including our independent directors, will review the appropriateness of AGM’s valuation guidelines. From time to time, the Board, including our independent directors, may adopt changes to the valuation guidelines applicable to us on occasions in which it has determined or in the future determines that such changes are likely to result in a more accurate reflection of estimated fair value.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk

We had no operations as of March 31, 2024. We expect that our primary market risk exposure will be interest rate risk, credit risk and market risk with respect to our Asset-Backed Finance Assets. As of March 31, 2024, we had no Asset-Backed Finance Assets. Subject to oversight by the Board, the Operating Manager will be responsible for the oversight of risks to our business.

Changes in Market Interest Rates

With respect to our proposed business operations, general decreases in interest rates over time may cause the interest income associated with our Asset-Backed Finance Assets to decrease. Conversely, general increases in interest rates over time may cause the interest income associated with our Asset-Backed Finance Assets to increase. General increases or decreases in interest rates over time may have an impact on the value of our Asset-Backed Finance Assets.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and the Series maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based upon this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Item 1A. Risk Factors” in the Annual Report. There have been no material changes to the risk factors previously disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See the accompanying Index to Financial Statement Schedule on page [1].

(a) (2) Financial Statement Schedules

None.

(a) (3) Exhibits

Exhibit Number	Description

3.1	Certificate of Formation as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s 8-K filed with the SEC on May 9, 2024).

10.1	Operating Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed with the SEC on May 9, 2024).

10.2*	Dealer Manager Agreement.

10.3	Expense Limitation and Reimbursement Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

10.4	Trademark License Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s 8-K filed with the SEC on May 9, 2024).

10.5	Letter Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's 8-K filed with the SEC on May 9, 2024).

31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Asset Backed Credit Company LLC

/s/ Robert Rossitto
Date: May 13, 2024	Robert Rossitto
Chief Financial Officer
(principal financial officer)