Form 10-Q
period 2024-06-30
Apollo Asset Backed Credit Co LLC
filed 2024-08-14
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the registrant had, with respect to Series I limited liability company interests, 223,310 A-I Shares, 80,110 F-I Shares, 110 F-S Shares, 110 P-I Shares, 110 P-S Shares and 40 V Shares outstanding, and with respect to Series II limited liability company interests, 97,910 A-I Shares, 254,110 F-I Shares, 110 F-S Shares, 110 P-I Shares, 110 P-S Shares, 40 V Shares and 2,000,000 E Shares outstanding.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) and elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Securities Exchange Act of 1934, as

i

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

ii

Part I. Financial Information

Item 1. Financial Statements

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share and per share data)

	As of June 30, 2024
	Series I	Series II	Total
Assets
Investments at fair value (cost at June 30, 2024 of $0; $48,317; $48,317, respectively)	$-	$48,347	$48,347
Cash and cash equivalents	420	5,712	6,132
Deferred offering expenses	-	3,029	3,029
Due from Operating Manager	-	2,633	2,633
Interest receivable	$-	183	183
Capital subscriptions receivable	14	14	28
Prepaid expenses and other assets	117	363	480
Total assets	$551	$60,281	$60,832

Liabilities
Derivative liabilities at fair value	$-	$70	$70
Payable for investments purchased	-	3,714	3,714
Due to Operating Manager	-	2,382	2,382
Offering expenses payable	-	1,906	1,906
Organizational expenses payable	-	685	685
Notes payable	536	536	1,072
Other accrued expenses and liabilities	-	827	827
Total liabilities	$536	$10,120	$10,656
Commitments and contingencies (Note 8)
Total net assets	$15	$50,161	$50,176

Net asset value per share
A-I Shares:
Net assets	$3	$3	$6
Shares outstanding	110	110	220
Net asset value per share	$25.00	$25.00	$25.00

E Shares:
Net assets	$-	$50,145	$50,145
Shares outstanding	-	2,000,000	2,000,000
Net asset value per share	$-	$25.07	$25.07

F-I Shares:
Net assets	$3	$3	$6
Shares outstanding	110	110	220
Net asset value per share	$25.00	$25.00	$25.00

F-S Shares:
Net assets	$3	$3	$6
Shares outstanding	110	110	220
Net asset value per share	$25.00	$25.00	$25.00

P-I Shares:
Net assets	$3	$3	$6
Shares outstanding	110	110	220
Net asset value per share	$25.00	$25.00	$25.00

	As of June 30, 2024 (unaudited)
	Series I	Series II	Total
P-S Shares:
Net assets	$3	$3	$6
Shares outstanding	110	110	220
Net asset value per share	$25.00	$25.00	$25.00

V Shares:
Net assets	$1	$1	$2
Shares outstanding	40	40	80
Net asset value per share	$25.70	$25.60	$25.65

	As of December 31, 2023
	Series I	Series II	Total
Assets
Cash and cash equivalents	$1	$1	2
Deferred offering expenses	675	675	1,350
Due from Operating Manger	314	314	628
Total assets	$990	$990	$1,980

Liabilities
Offering expenses payable	$675	$675	1,350
Organizational expenses payable	314	314	628
Total liabilities	$989	$989	$1,978
Commitments and contingencies (Note 8)
Net assets
Common shares-
Series I: V Shares, $25 par value (40 shares authorized, issued and outstanding); Series II: V Shares, $25 par value (40 shares authorized, issued and outstanding)	$1	$1	$2
Net assets	$1	$1	$2
Common shares	40	40	40
Net asset value per share	$25.15	$25.15	$25.15

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands)

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$-	$325	$325	$-	$325	$325
Total investment income	$-	$325	$325	$-	$325	$325

Expenses
Organizational expenses	$(518)	984	466	$(314)	$1,188	$874
General and administration expenses	-	1,089	1,089	-	1,089	1,089
Deferred offering expenses amortization	-	100	100	-	100	100
Director fees	-	81	81	-	81	81
Total expenses	$(518)	$2,254	$1,736	$(314)	$2,458	$2,144
Less: Expense support from Operating Manager	518	(2,115)	(1,597)	314	(2,319)	(2,005)
Net expenses	$-	$139	$139	$-	$139	$139
Net investment income	$-	$186	$186	$-	$186	$186

Net realized and net change in unrealized gains (losses) on investments and derivatives:
Net realized gain (loss) on derivatives	$-	$(0)	$(0)	$-	$(0)	$(0)
Net change in unrealized gain (loss) on investments	-	30	30	-	30	30
Net change in unrealized gain (loss) on derivatives	-	(70)	(70)	-	(70)	(70)
Net realized and net change in unrealized gains (losses) on investments and derivatives	$-	$(40)	$(40)	$-	$(40)	$(40)
Net increase (decrease) in net assets resulting from operations	$-	$146	$146	$-	$146	$146

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands)

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$-	$186	$186	$-	$186	$186
Net realized gain (loss) on derivatives	-	(0)	(0)	-	(0)	(0)
Net change in unrealized gain (loss) on investments	-	30	30	-	30	30
Net change in unrealized gain (loss) on derivatives	-	(70)	(70)	-	(70)	(70)
Net increase (decrease) in net assets resulting from operations	$-	$146	$146	$-	$146	$146

Capital Transactions
Proceeds from issuance of shares	$14	$50,014	$50,028	$14	$50,014	$50,028
Net increase (decrease) in net assets from capital transactions	$14	$50,014	$50,028	$14	$50,014	$50,028

Net increase (decrease) in net assets during the period	$14	$50,160	$50,174	$14	$50,160	$50,174

Net assets at beginning of period	1	1	2	1	1	2
Net assets at end of period	$15	$50,161	$50,176	$15	$50,161	$50,176

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30, 2024
	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$-	$146	$146
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized gain (loss) on derivatives	-	0	0
Net change in unrealized gain (loss) on investments	-	(30)	(30)
Net change in unrealized gain (loss) on derivatives	-	70	70
Payments to purchase investments	-	(48,317)	(48,317)
Changes in operating assets and liabilities:
(Increase)/decrease in deferred offering expenses	675	(2,354)	(1,679)
(Increase)/decrease in due from Operating Manager	314	(2,319)	(2,005)
Increase in interest receivable	-	(183)	(183)
Increase in prepaid expenses and other assets	(117)	(363)	(480)
Increase in payable for investments purchased	-	3,714	3,714
Increase in due to Operating Manager	-	2,382	2,382
Increase/(decrease) in offering expenses payable	(675)	1,231	556
Increase/(decrease) in organizational expenses payable	(314)	371	57
Increase in other accrued expenses and liabilities	-	827	827
Net cash used in operating activities	$(117)	$(44,825)	$(44,942)

Financing activities
Notes Borrowings	536	536	1,072
Proceeds from issuance of shares, net of change in capital subscriptions receivable	-	50,000	50,000
Net cash provided by financing activities	$536	$50,536	$51,072

Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	419	5,711	6,130
Cash and cash equivalents at beginning of period	1	1	2
Cash and cash equivalents at end of period	$420	$5,712	$6,132

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2024

(in thousands)

	Series I			Series II			Total
Description	Principal Amount/Shares	Fair Value	Fair Value as a % of Net Assets	Principal Amount/Shares	Fair Value	Fair Value as a % of Net Assets	Principal Amount/Shares	Fair Value	Fair Value as a % of Net Assets

Investments at fair value
Asset Backed Debt Securities
Cayman Islands
Structured Finance	-	$-	-%	2,665	$2,666	5.31%	2,665	$2,666	5.31%
Capital Equipment	-	-	-	2,000	2,000	3.99	2,000	2,000	3.99
Total Cayman Islands		-	-		4,666	9.30		4,666	9.30

United States
Structured Finance
Kinetic Advantage Master Owner Trust 2024 - 1 -7.98% - SOFR + 2.65% 11/15/2027	-	-	-	2,550	2,559	5.10	2,550	2,559	5.10
Ziply Fiber Issuer LLC 2024 - 1- 7.81% 4/20/2054	-	-	-	1,460	1,491	2.97	1,460	1,491	2.97
Ziply Fiber Issuer LLC 2024 - 1 - 11.17% 4/20/2054	-	-	-	1,460	1,462	2.92	1,460	1,462	2.92
Great Wolf Trust 2024-WLF - 8.27% - SOFR + 2.94% 5/15/2041	-	-	-	510	509	1.01	510	509	1.01
Great Wolf Trust 2024-WLF2 - 8.97% - SOFR + 3.64% 5/15/2041	-	-	-	3,230	3,226	6.43	3,230	3,226	6.43
Other	-	-	-	3,560	3,540	7.06	3,560	3,540	7.06
Total Structured Finance		-	-		12,787	25.49		12,787	25.49

Real Estate
Brookfield Colocation Data Center Portfolio - SOFR + 3.75%	-	-	-	4,250	4,248	8.47	4,250	4,248	8.47
Total United States		-	-		17,035	33.96		17,035	33.96
Total Asset Backed Debt Securities		-	-		21,701	43.26		21,701	43.26

Special Purpose Vehicles
United States
Structured Finance
Mortgage Aggregator Series Trust Administrator, L.P. - Series E	-	-	-	26,677	26,646	53.12	26,677	26,646	53.12
Total Special Purpose Vehicles		-	-		26,646	53.12		26,646	53.12
Total Investments at fair value (cost of $0; $48,317; $48,317, respectively)		$-	-%		$48,347	96.38%		$48,347	96.38%

Derivative Liabilities at fair value
			Series I		Series II		Total
Contract name	Type	Country	Fair Value	Fair Value as a % of Net Assets	Fair Value	Fair Value as a % of Net Assets	Fair Value	Fair Value as a % of Net Assets
Futures	SOFR Futures	United States	$-	-%	$(70)	(0.14)%	$(70)	(0.14)%

Total Derivative Liabilities at fair value			$-	-%	$(70)	(0.14)%	$(70)	(0.14)%

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except for share and per share data)

1.
ORGANIZATION

Apollo Asset Backed Credit Company LLC (the “Company”) was formed on September 22, 2023 as a Delaware limited liability company. On September 22, 2023, the Company established two registered series of limited liability company interests, Apollo Asset Backed Credit Company LLC - Series I (“Series I”) and Apollo Asset Backed Credit Company LLC - Series II (“Series II”). Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Sections 18-215(c) and 18-218(c)(1) of the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”) provide that a Series established in accordance with Section 18-215(b) or 18-218 of the LLC Act, respectively, may carry on any lawful business, purpose or activity, other than the business of banking, and has the power and capacity to, in its own name, contract, hold title to assets (including real, personal and intangible property), grant liens and security interests, and sue and be sued. The Company intends for each Series to conduct its business and enter into contracts in its own name to the extent such activities are undertaken with respect to a particular Series and title to the relevant property will be held by or for the benefit of, the relevant Series. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I is treated as a corporation for U.S. federal income tax purposes, and Series II is treated as a partnership for U.S. federal income tax purposes. The Company conducts its operations so that it does not fall within the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is a holding company that seeks to leverage Apollo Asset Management, Inc.’s (together with its subsidiaries, “Apollo”) extensive credit experience investing across credit, as well as the incumbency afforded by the broad reach of Apollo’s credit platform, to drive proprietary sourcing and bespoke structuring for specialty asset-backed finance opportunities. By originating, structuring and securitizing these opportunities, the Company intends to offer attractive portfolio diversification through exposure primarily focused on large, diversified pools of hard assets and/or contracted cash flows, further enhanced by platform equity investments (“Asset-Backed Finance Assets”).

The Company conducts a continuous private offering of its investor shares: S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares, A-II Shares, P-S Shares and the P-I Shares (collectively, the “Investor Shares” and, collectively with the E Shares and V Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

The Company is sponsored by Apollo and benefits from Apollo’s asset-backed finance sourcing and management platform pursuant to the amended and restated operating agreement the Company entered into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Asset-Backed Finance Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company commenced operations on May 3, 2024.

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

Basis of Presentation—Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, Net Asset Value (“NAV”), or other equitable allocation methodologies as determined by the Operating Manager. These financial statements incorporate the Consolidated Statements of Assets and Liabilities, the Consolidated Condensed Schedule of Investments, the Consolidated Statements of Operations, the Consolidated Statements of Changes in Net Assets, and the Consolidated Statement of Cash Flows, of the Company as a whole, as well as each Series of interest in the Company.

Basis of Consolidation—As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

As of June 30, 2024, the Company has an investment in Mortgage Aggregator Series Trust Administrator, L.P. (“MAST”), which is considered an investment company under ASC 946. The objective of the Company’s investment in MAST is to gain exposure to residential mortgage loans through participation in MAST’s designated Series E. The Company uses the equity method to account for its investment in MAST and is required under Regulation S-X to perform significance tests which may trigger additional reporting requirements.

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

Cash and Cash Equivalents— As of June 30, 2024, cash and cash equivalents were comprised of cash on hand and money market funds sponsored by a U.S. financial institution. As of June 30, 2024, Series I, Series II and the Company held $1, $3,931 and $3,932, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund.

Organizational and Offering Expenses— Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II and the Company incurred organizational expenses of ($518), $984 and $466, respectively, for the three months ended June 30, 2024. Series I, Series II and the Company incurred organizational expenses of ($314), $1,188 and $874, respectively, for the six months ended June 30, 2024.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until operations begin. Series I, Series II and the Company incurred deferred offering expenses of $0, $100 and $100, respectively, for the three and six months ended June 30, 2024.

The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 6.

Investment Income— The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Finance Assets, unless, in the case of dividend income, the Company determines that the Asset-Backed Finance Assets do not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind (PIK) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Asset-Backed Finance Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the six months ended June 30, 2024, investment income was comprised of interest income from Asset-Backed Finance Assets and cash and cash equivalents.

Net Realized gains or losses and Net Change in Unrealized Appreciation (Depreciation) on Investments and Derivatives – Without regard to unrealized appreciation (depreciation) previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized appreciation (depreciation) will reflect the change in investment values during the reporting period, including the reversal of any previously recorded unrealized appreciation (depreciation) when gains or losses are realized.

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

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

When making fair value determinations for Asset-Backed Finance Assets that do not have readily available market prices, we will consider industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business, or security is expected to generate in the future. The market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. We also consider a range of additional factors that we deem relevant, including a potential sale of the Asset-Backed Finance Assets, macro and local market conditions, industry information and the relevant Asset-Backed Finance Asset's historical and projected financial data.

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

Derivative Instruments —The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. The Company does not utilize hedge accounting with respect to derivative instruments and as such, the Company recognizes its derivative instruments at fair value with changes included in net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, interest rate, foreign currency and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives.

The Company uses SOFR futures to hedge some or all of the Company’s fixed rate debt. Depending on the nature of the balance, the fair value of a given SOFR futures contract is either included within derivative assets, at fair value or derivative liabilities, at fair value on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the SOFR futures is offset by a change in the fair value of the fixed rate debt. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the futures contracts are included in cash and cash equivalents or accrued expenses and other liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2024 Series I, Series II and the Company posted cash collateral to counterparties in amounts of $0, $246 and $246, respectively.

Income Taxes—Series I had elected to be taxed as a corporation for U.S. federal income tax purposes. Series I is liable for income taxes, if any, on its net taxable income. There is no tax expense for Series I reflecting the Company’s best estimate of current and future taxes to be paid based upon income, dividends, and gains earned for the six months ended June 30, 2024, of which none is receivable as of June 30, 2024. Deferred income taxes are provided for the effects of potential future tax liabilities in future years resulting from differences between the tax basis of an asset or liability and its reported valuation in the accompanying financial statements. As of June 30, 2024, there are no deferred taxes for Series I.

Series II operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership treated as a corporation. As such, it will not be subject to any U.S. federal, state and/or local income taxes. In any year, it is possible that Series II will not meet the qualifying income exception, which would result in Series II being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. If Series II does not meet the qualifying income exception, the holders of interest in Series II would then be treated as stockholders in a corporation, and the Series II would become taxable as a corporation for U.S. federal income tax purposes. Series II would be required to pay income tax at corporate rates on its net taxable income. In addition, Series II holds interests in Asset-Backed Finance Assets, through subsidiaries that are treated as corporations for U.S. or non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Calculation of NAV—The NAV per Share of each Series of the Company’s Shares is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets) attributable to such Series less the value of any liabilities of such Series, by the total number of Shares outstanding of such Series.

Recent Accounting Pronouncements—In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement – Fair Value measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance clarifies that a restriction which is a characteristic of the holding entity rather than a characteristic of the equity security itself should not be considered in its fair value measurement. As a result, the Company is required to measure the fair value of equity securities subject to contractual restrictions attributable to the holding entity on the basis of the market price of the same equity security without those contractual restrictions. Companies are not permitted to recognize a contractual sale restriction attributable to the holding entity as a separate unit of account. The guidance also requires disclosures for these equity securities. The new guidance is mandatorily effective for the Company by January 1, 2025, with early adoption permitted. The Company will apply the guidance on a prospective basis with the adoption impact disclosed in the period of adoption. There is currently no material impact to the Company.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. The guidance makes amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant. The guidance is mandatorily effective for the Company for annual periods beginning in 2025, but early adoption is permitted. The Company is currently evaluating the impact of the new standard.

There are no other standards, interpretations or amendments to existing standards that are effective for the first time for the year beginning January 1, 2024 that would be expected to have a material impact on the Company.

3.
FAIR VALUE MEASUREMENT AND DISCLOSURES

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of June 30, 2024:

	Series I			Series II			Total
Description	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Investments at fair value
Asset Backed Debt Securities	$-	$-	$-	$-	$15,453	$6,248	$-	$15,453	$6,248
Total Investments at fair value(1)	$-	$-	$-	$-	$15,453	$6,248	$-	$15,453	$6,248

Derivative Liabilities at fair value
Unrealized depreciation on Futures Contracts	$-	$-	$-	$70	$-	$-	$70	$-	$-
Total Derivative Liabilities at fair value	$-	$-	$-	70	$-	$-	$70	$-	$-
Total	$-	$-	$-	$70	$15,453	$6,248	$70	$15,453	$6,248

(1)
Investments at fair value at Series I, Series II and the Company totaling $0, $26,646 and $26,646, respectively, were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $1, $3,931 and $3,932, respectively, which are considered Level I assets.

As of December 31, 2023, Series I, Series II and the Company did not have any investments or derivatives to classify in the fair value hierarchy levels.

Transfers of investments between levels, if any, shall be recorded at the end of the period. There were no transfers in or out of the Company’s investments that are classified as Level III investments for the six months ended June 30, 2024. The following table shows changes in the fair value of our Level III investment during the six months ended June 30, 2024:

Description	Series I	Series II	Total
Balance as of December 31, 2023	$-	$-	$-
Purchases	-	6,234	6,234
Net change in unrealized gain (loss) on investments	-	14	14
Transfers out of Level III	-	-	-
Transfers into Level III	-	-	-
Balance as of June 30, 2024	$-	$6,248	$6,248

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the six months ended June 30, 2024 attributable to Level III investments still held at June 30, 2024 for Series I, Series II and the Company were $0, $14 and $14, respectively.

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of June 30, 2024:

	Level III Fair Value
Asset Type	Series I	Series II	Total	Valuation Technique	Unobservable Inputs	Range/Weighted Average
Asset Backed Debt Securities	$-	$2,000	$2,000	Transactional Value	Cost
	-	4,248	4,248	DCF	Discount Rate	8.82%
Total	$-	$6,248	$6,248

As of December 31, 2023, Series I, Series II and the Company did not have any Level III investments that would require disclosure of valuation techniques and unobservable inputs.

Unconsolidated Significant Subsidiary

The following table represents summarized financial information of MAST, the applicable significant subsidiary in which the Company, Series I and Series II have an indirect equity interest. Note that Series I, Series II and the Company invested in MAST Series E on May 29, 2024, while the below summarized information is attributable to the MAST partnership as a whole, for the six months ended June 30, 2024.

Income Statement
For the period from January 1, 2024 to June 30, 2024
Total Revenue	$5,285
Total Expenses	578
Income (loss) before taxes	4,707
Provision for (benefit from) taxes	-
Net income (loss)	4,707

The net income (loss) specifically attributable to MAST Series E for Series I, Series II and the Company for the period from May 29, 2024 to June 30, 2024 was $0, ($31) and ($31), respectively.

4.
DERIVATIVE INSTRUMENTS

The following table presents the fair value of the derivative liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of June 30, 2024:

Derivative Liabilities, at Fair Value(1),(2)
			Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Interest Rate Risk	SOFR Futures	$-	$70	$70
Total		$-	$70	$70

(1)
See Note 2 for additional information on the Company’s purposes for entering into different types of derivatives and how they are recorded.
(2)
Approximately $0, $246 and $246 of collateral has been posted as of June 30, 2024 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $0, $0 and $0 of collateral has been received as of June 30, 2024 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three and six months ended June 30, 2024:

		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Interest Rate Risk	SOFR Futures	$-	$51,250	$51,250	$-	$(0)	$(0)	$-	$(70)	$(70)

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $0, $0 and $0 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. The gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $0, $70 and $70 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

5.
NOTES PAYABLE

The Company's outstanding debt obligations as of June 30, 2024 were as follows:

	Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Promissory Notes	$536	$536	$1,072	$536	$536	$1,072	$-	$-	$-	$536	$536	$1,072	$536	$536	$1,072

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2024. The valuation is based on transactional value.

Promissory Notes

On June 28, 2024, Series I and Series II issued unsecured promissory notes (the "Promissory Notes") with cumulative principal balances of $536 and $536, respectively. The Promissory Notes are reported at amortized cost and are reflected within notes payable on the Company’s Consolidated Statements of Assets and Liabilities. The Promissory Notes pay interest on the principal balances at a rate of 12.4% per annum, payable semi-annually in arrears, with a legal maturity date of June 28, 2054. However, the Operating Manager intends to repay the Promissory Notes prior to the legal maturity and is currently amortizing upfront costs associated with the Promissory Notes over a period of three years. Amortized amounts are included within general and administration expenses on the Company’s Consolidated Statements of Operations.

6.
RELATED PARTY CONSIDERATIONS

Operating Agreement

The Company has entered into an amended and restated operating agreement (the “Operating Agreement”) with the Operating Manager on June 28, 2024. Pursuant to the Operating Agreement, the Operating Manager is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making recommendations to the Company related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations. The Operating Manager or an affiliate may rebate, waive or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account.

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, (iii) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares commencing six months after the initial closing of third-party capital through a P Share Intermediary, (iv) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (v) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We will not pay the Operating Manager a Management Fee on the Series I Apollo Shares and Series II Apollo Shares (collectively, the “Apollo Shares”), and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

100% of any net consulting (including management consulting) or monitoring fees (including any early termination fee or acceleration of any such management consulting fee on a one-time basis that is approved by the Board), advisory fees related to the negotiation of the structuring of an Asset-Backed Finance Asset (other than debt investments or investments with respect to which Apollo does not exercise direct control with respect to the decision to engage the services giving rise to the relevant fees, costs and expenses) and similar fees (including Bridge Financing fees), whether in cash or in kind, including options, warrants and other non-cash consideration paid to the Operating Manager or any of its affiliates or any employees of the foregoing in connection with actual or contemplated acquisitions or investments (and allocable to the Company) (collectively, “Special Fees”) that are allocable to those Shareholders who bear Management Fees, will be applied to reduce the Management Fees paid by such management fee-bearing Shareholders.

For the three months ended June 30, 2024 the Operating Manager earned gross Management Fees of $0, $0 and $0 from Series I, Series II and the Company, respectively, with no Special Fees offset. For the six months ended June 30, 2024, the Operating Manager earned gross Management Fees of $0, $0 and $0 from Series I, Series II and the Company, respectively, with no Special Fees offset.

The Operating Manager or an affiliate may rebate, waive, or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. For the three and six months ended June 30, 2024, there were no rebates or waivers of the management fees.

So long as the Operating Agreement has not been terminated, the Operating Manager will be entitled to receive a performance fee (the “Performance Fee”) equal to (i) 10.0% of the total return with respect to S Shares, I Shares, P-S Shares and P-I Shares, (ii) 7.5% of the total return with respect to F-S Shares or F-I Shares, (iii) 5.0% of the total return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The Performance Fee will not be paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares.

For the three months ended June 30, 2024, the Operating Manager earned Performance Fees of $0, $0 and $0 from Series I, Series II and the Company, respectively. For the six months ended June 30, 2024, the Operating Manager earned Performance Fees of $0, $0 and $0 from Series I, Series II and the Company, respectively.

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Asset-Backed Finance Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services).

For the three and six months ended June 30, 2024, $29 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively.

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three and six months ended June 30, 2024, these expenses were $0, $150 and $150, for Series I, Series II and the Company, respectively, and are included in general and administration expenses in the Consolidated Statements of Operations.

Company Expense Support and Conditional Reimbursement of the Operating Manager

The Operating Manager may elect to pay certain of the Company’s expenses, including certain Organizational and Offering Expenses on the Company’s behalf (each, an “Expense Support”) in accordance with the Expense Support and Conditional Reimbursement Agreement.

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

For the three months ended June 30, 2024, the Operating Manager agreed to provide Expense Support of ($518), $2,115 and $1,597 for expenses incurred by Series I, Series II and the Company, respectively. For the six months ended June 30, 2024, the Operating Manager agreed to provide Expense Support of ($314), $2,319 and $2,005 for expenses incurred by Series I, Series II and the Company, respectively.

As of June 30, 2024, Series I, Series II and the Company had an outstanding amount payable of $0, $2,382 and $2,382, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities.

The cumulative balance of Expense Support provided by the Operating Manager was as follows:

Expires December 31, 2025			Expires December 31, 2026			Expires December 31, 2027
Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
$-	$-	$-	$-	$-	$-	$-	$2,633	$2,633

Dealer Manager Agreement

On May 1, 2024, the Company entered into a dealer manager agreement (as amended and restated, “Dealer Manager Agreement”) with Apollo Global Securities, LLC (the “Dealer Manager”), an affiliate of the Operating Manager. The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share, F-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I, A-II Shares, I Shares, P-I or F-I Shares.

The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers. The E Shares and V Shares will not incur any upfront selling costs or ongoing servicing costs.

As of June 30, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

7.
SHAREHOLDERS’ EQUITY

The following table summarizes shareholder transactions in common shares during the six months ended June 30, 2024:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of June 30, 2024	110	$3	110	$3	220	$6

E Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	-	-	2,000,000	50,000	2,000,000	50,000
Net increase (decrease)	-	$-	2,000,000	50,000	2,000,000	50,000
Balance as of June 30, 2024	-	$-	2,000,000	50,000	2,000,000	50,000

F-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of June 30, 2024	110	$3	110	$3	220	$6

F-S Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of June 30, 2024	110	$3	110	$3	220	$6

P-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of June 30, 2024	110	$3	110	$3	220	$6

P-S Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	2	110	2	220	4
Net increase (decrease)	110	$2	110	$2	220	$4
Balance as of June 30, 2024	110	$2	110	$2	220	$4

V Shares:
Balance as of December 31, 2023	40	$1	40	$1	80	$2
Proceeds from issuance of shares	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of June 30, 2024	40	$1	40	$1	80	$2

Total net increase (decrease)	550	$14	2,000,550	$50,014	2,001,100	$50,028

Distributions

Beginning with the end of the first full calendar quarter in which the Shares are sold to non-affiliates of Apollo, the Company will seek to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series I or Series II will pay quarterly distributions consistently and at a specific rate, or at all. There were no distributions declared for the six months ended June 30, 2024.

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), in which cash distributions to shareholders will automatically be reinvested in additional whole and fractional shares attributable to the type of Shares that a shareholder owns unless and until an election is made on behalf of such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Series’ NAV per share as of the end of the prior month. Shares will be distributed in proportion to the Series and types of Shares held by the shareholder under the DRIP. There will be no sales load charges on Shares issued to a shareholder under the DRIP.

As of June 30, 2024, the Company had not issued any Shares under the DRIP.

Share Repurchases

The Company offers a share repurchase plan pursuant to which, on a quarterly basis, shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under the Company’s share repurchase plan, or none at all, in the Board’s discretion at any time. We expect that each Series will conduct quarterly Share repurchases (each, a "Share Repurchase") for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase.

The Company expects to make Share Repurchases beginning with the second full quarter after the initial raising of third-party capital.

8.
COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company’s investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and other counterparties. These activities may expose the Company to risk in the event that such parties are unable to fulfill contractual obligations. The Operating Manager does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Company enters into contracts that contain a variety of indemnifications, and may be engaged from time to time in various legal actions. The maximum exposure of the Company under these arrangements and activities is unknown. However, the Company expects the risk of material loss to be remote.

From time to time, the Operating Manager and its affiliates may commit to an investment on behalf of the entities it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective entity’s allocation may change prior to the date of funding. In this regard, the Company may have to fund additional commitments in the future that it is currently not obligated to but may be at a future point in time.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

9.
INDEMNIFICATIONS

Under the Company’s Second Amended and Restated Limited Liability Company Agreement, dated June 28, 2024 (the “LLC Agreement”) and organizational documents, the members of the Board, the Operating Manager, Apollo, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against all liabilities unless these persons’ actions constitute actual fraud or willful misconduct. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

10.
ADMINISTRATION FEES AND OTHER AGREEMENTS WITH AFFILIATES

Company Administration Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”), pursuant to which the Administrator maintains the Company’s official books and records and provides accounting services and audit support. The Administrator receives customary fees from the Company for such services. The Administrator is also reimbursed by the Company for certain out of pocket expenses.

Transfer Agency Fees

SS&C GIDS, Inc. (formerly known as DST Systems, Inc.) serves as transfer, distribution and shareholder servicing agent for the Company and receives customary fees from the Company for such services.

Custody Fees and Expenses

State Street Bank and Trust Company serves as the Company’s custodian and receives customary fees from the Company for such services.

11.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the six months ended June 30, 2024:

	Series I
	A-I Shares	F-I Shares	F-S Shares	P-I Shares	P-S Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-	$-	$-
Proceeds from issuance of shares	25.00	25.00	25.00	25.00	25.00
Distributions declared (1)	-	-	-	-	-
Net investment income (2)	-	-	-	-	-
Net realized and unrealized gain/(loss)(3)	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	-	$-	$-	$-	$-
Net asset value at end of period	$25.00	$25.00	$25.00	$25.00	$25.00
Shares outstanding at end of period	110	110	110	110	110
Weighted average shares outstanding	110	110	110	110	110
Ratio/Supplemental Data:
Net assets at end of period	$3	$3	$3	$3	$2
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total expenses after expense support and after performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total expenses after expense support and before performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income(5)(6)	0.00%	0.00%	0.00%	0.00%	0.00%
Total return(7)	0.00%	0.00%	0.00%	0.00%	0.00%

The financial highlights exclude Series I and II class V Shares, which are non-economic and do not represent returns for investors in the economic share classes.

(1)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 7).
(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)
The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of Company’s shares in relation to fluctuating market value for the portfolio.
(4)
Actual results may not be indicative of future results. Additionally, an individual shareholder's ratio may vary from the ratios presented for a share class as a whole. For the applicable period, operating expenses are annualized except for organizational expenses, management fees and performance fees.
(5)
The ratios were derived using the simple average net assets during the applicable period.
(6)
For the applicable period, interest income and operating expenses are annualized except for organizational expenses, management fees and performance fees.
(7)
The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 6. The Company, Series I and Series II’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II’s shares.

	Series II
	A-I Shares	E Shares	F-I Shares	F-S Shares	P-I Shares	P-S Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	25.00	25.00	25.00	25.00	25.00	25.00
Distributions declared(1)	-	-	-	-	-	-
Net investment income(2)	-	0.09	-	-	-	-
Net realized and unrealized gain/(loss)(3)	-	(0.02)	-	-	-	-
Net increase (decrease) in net assets resulting from operations	$-	$0.07	$-	$-	$-	$-
Net asset value at end of period	$25.00	$25.07	$25.00	$25.00	$25.00	$25.00
Shares outstanding at end of period	110	2,000,000	110	110	110	110
Weighted average shares outstanding	110	2,000,000	110	110	110	110
Ratio/Supplemental Data:
Net assets at end of period	$3	$50,146	$3	$3	$3	$3
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	0.00%	17.60%	0.00%	0.00%	0.00%	0.00%
Total expenses after expense support and after performance fees	0.00%	1.66%	0.00%	0.00%	0.00%	0.00%
Total expenses after expense support and before performance fees	0.00%	1.66%	0.00%	0.00%	0.00%	0.00%
Net investment income(5)(6)	0.00%	2.24%	0.00%	0.00%	0.00%	0.00%
Total return(7)	0.00%	0.29%	0.00%	0.00%	0.00%	0.00%

The financial highlights exclude Series I and II class V Shares, which are non-economic and do not represent returns for investors in the economic share classes.

(1)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 7).
(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)
The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of Company’s shares in relation to fluctuating market value for the portfolio.
(4)
Actual results may not be indicative of future results. Additionally, an individual shareholder's ratio may vary from the ratios presented for a share class as a whole. For the applicable period, operating expenses are annualized except for organizational expenses, management fees and performance fees.
(5)
The ratios were derived using the simple average net assets during the applicable period.
(6)
For the applicable period, interest income and operating expenses are annualized except for organizational expenses, management fees and performance fees.
(7)
The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 6. The Company, Series I and Series II’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II’s shares.
12.
SUBSEQUENT EVENTS

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

July Financial Update

As of July 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	223,200	$5,580	97,800	$2,445
F-I Shares	80,000	2,000	254,000	6,350

Distribution Reinvestment Plan

Not applicable.

Share Repurchases

Not applicable.

Restricted Share Plan for Independent Directors

On August 12, 2024, the Board approved the Company’s Restricted Share Plan for Independent Directors (the “Restricted Share Plan”). Pursuant to the Restricted Share Plan, on an annual basis, the Company expects to pay each independent director an annual grant of restricted stock based on the then-current per Share transaction price of its E Shares at the time of grant, with the remainder expected to be paid in cash. Restricted stock grants will generally vest one year from the date of grant.

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

Overview

The Company was formed as a Delaware limited liability company on September 22, 2023. The Company commenced operations on May 3, 2024 and was formed to acquire, control and manage Asset-Backed Finance Assets globally. The Company formed separate Series pursuant to the LLC Act, and although the IRS has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity for U.S. federal income tax purposes. Although the Series are separate legal entities, they are expected to invest, directly or indirectly, in the same Asset-Backed Finance Assets on a pro rata basis, with equal voting rights with respect thereto. While it is the Company’s intention that the Series will generally hold pro rata economic interests in each Asset-Backed Finance Asset, such economic interests may not be pro rata in all instances. The Company expects that deviations from this pro rata holding intention would be a result of cash flows into the Series and different tax obligations between the Series. The Series will conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Neither Series will have directors, officers or employees, but will be overseen by the Board and managed by the Operating Manager. As a Delaware limited liability company with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law. Each of Series I and Series II is intended to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited liability company, and of different series in a series limited liability company, depends on the laws of each state. Although there is no direct authority on point, we generally expect that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may classify Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

Consistent with Apollo’s broader approach to investing, ABC pursues a disciplined, value-oriented approach to building a portfolio of Asset-Backed Finance Assets. The Company deploys capital across a spectrum of Asset-Backed Finance Assets to maximize relative value and generate attractive risk-adjusted rates of return in all market environments. None of Apollo’s results can be attributed to the Company and there is no guarantee of similar results for the Company.

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

We fund, finance and structure Asset-Backed Finance Assets across our five key pillars. We rely on Apollo’s asset-backed finance platform to source and manage these Asset-Backed Finance Assets. Our executive officers, with the assistance of our Operating Manager, are responsible for making capital allocation decisions proposed by the Operating Manager and overseeing the management of the Company.

Basis of Presentation

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Our financial statements are prepared using the accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services-Investment Companies (“ASC Topic 946”).

Revenues

We generate revenues primarily from the management of our Asset-Backed Finance Assets held through our subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Finance Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset-Backed Finance Assets.

Series I, Series II and the Company generated revenues of $0, $285 and $285, respectively, for the three months ended June 30, 2024, which include interest income of $0, $325 and $325, and $0, $40 and $40 of net unrealized depreciation on Asset-Backed Finance Assets and derivatives over the period.

Expenses

The below description of expenses applies with respect to each Series and is the same for each Series unless otherwise indicated.

Management Fee

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (“Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, (iii) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares commencing six months after the initial closing of third-party capital through an intermediary designated in the Company’s sole discretion, whose clients are offered P-S Shares and P-I Shares (“P Share Intermediary”), (iv) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (v) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided that this Management Fee will be reduced by any applicable Special Fees; provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on the Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares.

The Operating Manager did not earn any management fees for the three months ended June 30, 2024.

Selling Commissions and Ongoing Distribution and Servicing Fees

Apollo Global Securities, LLC (the “Dealer Manager” or “AGS”) is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share, F-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the Anchor Shares, I Shares, P-I Shares or F-I Shares, which will result in differences in NAV from the types of Shares that do bear such fees. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.

Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

For the three months ended June 30, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commissions or dealer manager fees.

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

For the three months ended June 30, 2024 there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a Performance Fee equal to (i) 10.0% of the Total Return (as defined below) with respect to S Shares, I Shares, P-S Shares or P-I Shares, (ii) 7.5% of the Total Return with respect to F-S Shares or F-I Shares, (iii) 5.0% of the Total Return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the Total Return with respect to A-II Shares, in each case, subject to a 5.0% Hurdle Amount and a High Water Mark with respect to such type of Shares, with a Catch-Up (each term as defined below) (the “Performance Fee”). Such fee will be paid annually and accrue monthly. The Performance Fee is not paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares.

Specifically, the Operating Manager will be entitled to receive a Performance Fee in an amount equal to:

•
First, if the Total Return with respect to S Shares, I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares for the applicable period exceeds the sum, with respect to such relevant type of Shares, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (as defined below) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Operating Manager with respect to such type of Shares equals 10.0% (with respect to S Shares, I Shares, P-S Shares or P-I Shares), 7.5% (with respect to F-S Shares or F-I Shares), 5.0% from inception through December 31, 2027 and 7.5% thereafter (with respect to A-I Shares) and 5.0% (with respect to A-II Shares) of the sum of (x) the Hurdle Amount with respect to such type of Shares for that period and (y) any amount allocated to the Operating Manager with respect to such type of Shares pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•
Second, to the extent there are remaining Excess Profits, (i) with respect to S Shares, I Shares, P-S Shares or P-I Shares, 10.0% of such remaining Excess Profits, (ii) with respect to F-S Shares or F-I Shares, 7.5% of such remaining Excess Profits, (iii) 5.0% from inception through December 31, 2027 and 7.5% thereafter with respect of A-I Shares and (iv) 5.0% with respect to A-II Shares.

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

For the three months ended June 30, 2024, the Operating Manager did not earn any Performance Fees.

Other Fees

From time to time, the Operating Manager or its affiliates (including Atlas Securitized Products, other service providers affiliated with Apollo and other affiliates and portfolio companies of Apollo, Athene and other Apollo Clients (collectively, “Affiliated Service Providers”)) provide services to certain persons or entities, including the Company and the Series, potential and existing Asset-Backed Finance Assets (including with respect to the Company’s acquisitions thereof). For example, an insurance company owned by an Apollo Client and/or alternative investment vehicles, could provide insurance products and services to the Company. Fees are retained by, and for the benefit of, the Operating Manager and/or such affiliates and Affiliated Service Providers, and are in most instances not applied to reduce the Management Fee.

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

Organizational and Offering Expenses

The Company and the Series incurred and may continue to incur organizational and offering expenses in connection with the formation and organization of the Company and the Series, and the offering of shares to investors, including legal, accounting, printing, mailing and filing fees and expenses, taxes, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design, website and electronic database expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals and other similar fees, costs and expenses but excluding upfront selling commissions, dealer manager fees and the combined annual distribution fees and shareholder servicing fees (collectively, the “Organizational and Offering Expenses”).

Series I, Series II and the Company incurred organizational expense of ($518), $984 and $466, respectively, for the three months ended June 30, 2024.

Series I, Series II and the Company amortized offering expenses of $0, $100 and $100, respectively, for the three months ended June 30, 2024. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the financial statements of the Company.

Operating Expenses

Each Series pays or otherwise bears its proportionate portion of the operating expenses. Operating expenses includes payments, fees, costs and expenses and other liabilities and obligations resulting from, related to, associated with, arising from or incurred in connection with the Company’s operations (collectively, the “Operating Expenses”). For all purposes of the definition of “Operating Expenses,” references therein to payments, fees, costs, expenses and other liabilities related to, associated with, arising from or incurred in connection with, an Asset-Backed Finance Asset includes all payments, fees, costs, expenses and other liabilities related to, associated with, arising from or incurred in connection with, potential or unconsummated Asset-Backed Finance Assets. Each Series will also bear any other fees, costs and expenses and other liabilities that arise in connection with an unconsummated Asset-Backed Finance Asset but that generally would not arise in connection with a consummated Asset-Backed Finance Asset (such as reverse break-up fees).

The Operating Manager and its affiliates are entitled to reimbursement from each Series, in its proportionate share, for any Operating Expenses or Organizational and Offering Expenses paid or incurred by them on behalf of, or in relation to, such Series.

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

Series I, Series II and the Company incurred Operating Expenses of $0, $1,170 and $1,170, respectively, for the three months ended June 30, 2024. These expenses relate to general and administration expenses and director fees.

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

For the three months ended June 30, 2024, the Operating Manager elected to provide Expense Support of ($518), $2,115 and $1,597 for expenses incurred by Series I, Series II and the Company, respectively.

Hedging

The Company and/or its operating subsidiaries expect to employ hedging in support of financing techniques or that is designed to reduce the risks of adverse movements in interest rates, securities prices, commodities prices and currency exchange rates, as well as other risks. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks, including counterparty default, convergence and other related risks. Thus, while the Company and/or its operating subsidiaries may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, commodities prices or currency exchange rates or other events related to hedging activities could result in a poorer overall performance for the Company and/or its operating subsidiaries than if it or its operating subsidiaries had not entered into such hedging transactions.

The Company uses SOFR Futures to mitigate interest rate risk associated with the Company’s fixed rate debt. See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2. Significant Accounting Policies”, “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Derivative Instruments” and our consolidated condensed schedule of investments for additional disclosure regarding our accounting for derivative instruments.

Liquidity and Capital Resources

A subsidiary of Apollo has made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and $1,000 in cash, in exchange for 40 Series II V Shares. On May 3, 2024, a subsidiary of Apollo, for $50,000,000 in cash, purchased 2,000,000 E Shares in Series II.On June 28, 2024, the Company sold 110 A-I Shares, 110 F-I Shares, 110 F-S Shares, 110 P-I Shares and 110 P-S Shares of each Series to third party investors for an aggregate consideration of $27,500. Additionally, on July 1 2024, the Company issued and sold 223,200 Series I A-I Shares and 97,800 Series II A-I Shares, and 80,000 Series I F-I Shares and 254,000 Series II F-I Shares. The Company may issue additional Series I and Series II V Shares to Apollo in exchange for one or more capital contributions to facilitate the acquisition of the Company’s initial assets. Apollo currently holds all of the Company’s outstanding Series I and Series II V Shares. The V Shares may be transferred to an Apollo affiliate or Apollo Client. If an Apollo affiliate or Apollo Client become the holder of a majority of the V Shares, that entity would have majority control over the Company, including the right to vote for the appointment of the Company’s directors. While the LLC Agreement permits transfer of the V Shares to a third party, the Company does not currently anticipate that any such transfer would take place. In the event of such a transfer in the future however, if Apollo or its affiliates cease to own a majority of V Shares, any expected benefits derived by the Company and Shareholders from such involvement by Apollo, including access to personnel and other resources, could be lost or otherwise affected.

We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

Our primary use of cash is for (i) acquisition of asset-backed finance assets, (ii) the cost of operations (including the Management Fee and Performance Fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under the Repurchase Plan (as described herein) and (v) cash distributions (if any) to the holders of our Shares to the extent declared by the Board.

The minimum initial purchase amount is $2,500 for S Shares, I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares. The minimum subsequent purchase amount is $500 for each type of Shares, except for additional purchases pursuant to the distribution reinvestment plan (“DRIP”), which are not subject to a minimum purchase amount. The minimum purchase amount for each type of Shares can be modified or waived in the sole discretion of the Company or the Dealer Manager, including for certain financial firms that submit orders on behalf of their customers, our officers and directors and certain employees of Apollo, including its affiliates, and vehicles controlled by such employees and their extended family members. The Company and the Dealer Manager each reserves the right to designate and re-designate the Founder Intermediary or Anchor Intermediary status of financial intermediaries in its sole discretion.

Share Repurchases

We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured collectively across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company expects to make the Share Repurchases beginning with the second full quarter after the initial raising of third-party capital. Due to tax considerations and other factors, the NAV between each Series will differ and, because of differential fees and other factors, the NAV between Share types will differ, but all NAV calculations are expected to be based on the joint underlying economic interests tof both Series in the assets underlying its Asset-Backed Finance Assets.

Distributions

As of June 30, 2024, we had not declared or paid any distributions.

Cash Flows

The following table summarizes the changes to our cash flows for the six months ended June 30, 2024 ($ in thousands):

Cash flows from:	June 30, 2024
Operating activities	$(44,942)
Financing activities	$51,072
Net increase in cash and cash equivalents	$6,130

Cash used in operating activities

Our cash flow used in operating activities was $(44,942) for the six months ended June 30, 2024, which mostly relates to the acquisition of Asset-Backed Finance Assets.

Cash provided by financing activities

Our cash flow provided by financing activities was $51,072 for the six months ended June 30, 2024, which reflects the proceeds from issuance of shares and proceeds from the issuance of the Promissory Notes.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the consolidated financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. In addition, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Assets and liabilities recorded at fair value in the Consolidated Statements of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

Valuation Guidelines

The Company’s Asset-Backed Finance Assets are valued at fair value in a manner consistent with generally accepted accounting principles in the United States (“GAAP”), including Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

When making fair value determinations for Asset-Backed Finance Assets that do not have readily available market prices, we consider industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business, or security is expected to generate in the future. The market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. We also consider a range of additional factors that we deem relevant, including a potential sale of the Asset-Backed Finance Assets, macro and local market conditions, industry information and the relevant Asset-Backed Finance Asset’s historical and projected financial data.

Asset-Backed Finance Assets are generally valued at the relevant transaction price initially; however, to the extent the Operating Manager does not believe an Asset-Backed Finance Asset’s transaction price reflects the current market value, the Operating Manager will adjust such valuation. When making fair value determinations for Asset-Backed Finance Assets, the Operating Manager updates the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the financial performance of the Asset-Backed Finance Assets since the prior valuation date, as well as any cash flow activity related to the Asset-Backed Finance Assets during the month. The Operating Manager values Asset-Backed Finance Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

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

At least annually, the Board, including our independent directors, will review the appropriateness of Apollo’s valuation guidelines as adopted by the Board. From time to time, the Board, including our independent directors, may adopt changes to the valuation guidelines applicable to us on occasions in which it has determined or in the future determines that such changes are likely to result in a more accurate reflection of estimated fair value.

See Notes 2 and 3 to the unaudited consolidated financial statements included herein for additional information regarding the fair value of our investments.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk, credit risk and market risk with respect to our Asset-Backed Finance Assets. Subject to oversight by the Board, the Operating Manager is responsible for the oversight of risks to our business.

Changes in Market Interest Rates

With respect to our business operations, general decreases in interest rates over time may cause the interest income associated with our Asset-Backed Finance Assets to decrease. Conversely, general increases in interest rates over time may cause the interest income associated with our Asset-Backed Finance Assets to increase. General increases or decreases in interest rates over time may have an impact on the value of our Asset-Backed Finance Assets.

The Company’s Asset-Backed Finance Assets were comprised of 68% fixed rate investments and 32% floating investments as of June 30, 2024.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and the Series maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based upon this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent fiscal period, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of the Sarbanes-Oxley Act, which are filed or furnished as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Quarterly Report on Form 10-Q, are applicable to each Series individually and to the Company as a whole.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See the accompanying Index to Financial Statement Schedule on page 1.

(a) (2) Financial Statement Schedules

None.

(a) (3) Exhibits

Exhibit Number	Description

3.1	Certificate of Formation as Amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10 filed with the SEC on December 13, 2023).

3.2	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on December 13, 2023).

3.3	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on December 13, 2023).

3.4	Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 1, 2024).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.3	Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s 8-K filed with the SEC on July 1, 2024).

10.1	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024).

10.2	Amended and Restated Operating Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024).

10.3

Letter Agreement between Apollo Asset Backed Credit Company LLC and Apollo Principal Holdings VI, L.P., dated May 3, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on May 9, 2024).

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apollo Asset Backed Credit Company LLC

/s/ Robert Rossitto
Date: August 13, 2024	Robert Rossitto
Chief Financial Officer
(principal financial officer)