Form 10-Q
period 2024-09-30
Apollo Asset Backed Credit Co LLC
filed 2024-11-14
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the registrant had, with respect to Series I limited liability company interests,525,890 A-I Shares, 404,935 F-I Shares, 110 F-S Shares, 110 P-I Shares, 110 P-S Shares and 40 V Shares outstanding, and with respect to Series II limited liability company interests, 672,687 A-I Shares, 582,835 F-I Shares, 110 F-S Shares, 110 P-I Shares, 110 P-S Shares, 40 V Shares and 2,005,930 E Shares outstanding.

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

ii

Part I. Financial Information

Item 1. Financial Statements

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share and per share data)

	As of September 30, 2024
	Series I	Series II	Total
Assets
Investments at fair value (cost at September 30, 2024 of $12,275; $64,106;
$76,381, respectively)	$12,328	$64,500	$76,828
Derivative assets, at fair value	963	5,037	6,000
Cash and cash equivalents	2,405	10,650	13,055
Due from Operating Manager	654	3,421	4,075
Deferred offering expenses	464	2,430	2,894
Interest receivable	90	470	560
Prepaid expenses and other assets	215	742	957
Total assets	$17,119	$87,250	$104,369

Liabilities
Derivative liabilities, at fair value	$77	$401	$478
Due to Operating Manager	839	4,388	5,227
Payable for investments purchased	551	2,884	3,435
Notes payable	536	536	1,072
Offering expenses payable	108	565	673
Organizational expenses payable	10	54	64
Management fees payable	23	35	58
Interest payable	17	17	34
Performance fees payable	10	18	28
Other accrued expenses and liabilities	190	946	1,136
Total liabilities	$2,361	$9,844	$12,205
Commitments and contingencies (Note 8)
Total net assets	$14,758	$77,406	$92,164

	As of September 30, 2024
	Series I	Series II	Total
Net asset value per share
A-I Shares:
Net assets	$12,618	$13,708	$26,326
Shares outstanding	497,802	540,801	1,038,603
Net asset value per share	$25.35	$25.35	$25.35

A-II Shares:
Net assets	$-	$-	$-
Shares outstanding	-	-	-
Net asset value per share	$-	$-	$-

E Shares:
Net assets	$-	$51,130	$51,130
Shares outstanding	-	2,005,930	2,005,930
Net asset value per share	$-	$25.49	$25.49

F-I Shares:
Net assets	$2,130	$12,558	$14,688
Shares outstanding	84,079	495,701	579,780
Net asset value per share	$25.34	$25.33	$25.33

F-S Shares:
Net assets	$3	$3	$6
Shares outstanding	110	110	220
Net asset value per share	$25.34	$25.33	$25.33

I Shares:
Net assets	$-	$-	$-
Shares outstanding	-	-	-
Net asset value per share	$-	$-	$-

P-I Shares:
Net assets	$3	$3	$6
Shares outstanding	110	110	220
Net asset value per share	$25.37	$25.37	$25.37

P-S Shares:
Net assets	$3	$3	$6
Shares outstanding	110	110	220
Net asset value per share	$25.37	$25.37	$25.37

S Shares:
Net assets	$-	$-	$-
Shares outstanding	-	-	-
Net asset value per share	$-	$-	$-

V Shares:
Net assets	$1	$1	$2
Shares outstanding	40	40	80
Net asset value per share	$25.70	$25.60	$25.65

	As of December 31, 2023
	Series I	Series II	Total
Assets
Cash and cash equivalents	$1	$1	2
Deferred offering expenses	675	675	1,350
Due from Operating Manger	314	314	628
Total assets	$990	$990	$1,980

Liabilities
Offering expenses payable	$675	$675	1,350
Organizational expenses payable	314	314	628
Total liabilities	$989	$989	$1,978
Commitments and contingencies (Note 8)
Net assets
Common shares-
Series I: V Shares, $25 par value (40 shares authorized, issued and outstanding); Series II: V Shares, $25 par value (40 shares authorized, issued and outstanding)	$1	$1	$2
Net assets	$1	$1	$2
Common shares	40	40	80
Net asset value per share	$25.15	$25.15	$25.15

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands)

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$234	$1,186	$1,420	$234	$1,511	$1,745
Total investment income	$234	$1,186	$1,420	$234	$1,511	$1,745

Expenses
Organizational expenses	$3	$22	$25	$(311)	$1,210	$899
General and administration expenses	189	1,135	1,324	189	2,224	2,413
Deferred offering expenses amortization	23	134	157	23	234	257
Director fees	9	56	65	9	137	146
Management fees	23	35	58	23	35	58
Performance fees	10	18	28	10	18	28
Interest and other debt expenses	27	27	54	27	27	54
Total expenses	$284	$1,427	$1,711	$(30)	$3,885	$3,855
Less: Expense support from Operating Manager	(205)	(1,238)	(1,443)	109	(3,557)	(3,448)
Net expenses	$79	$189	$268	$79	$328	$407
Net investment income before taxes	$155	$997	$1,152	$155	$1,183	$1,338
Provision for (benefit from) income taxes	20	66	86	20	66	86
Net investment income	$135	$931	$1,066	$135	$1,117	$1,252

Net realized and net change in unrealized gains (losses)
on investments and derivatives:
Net realized gain (loss) on investments	$29	$155	$184	$29	$155	$184
Net realized gain (loss) on derivatives	-	-	-	-	-	-
Net realized gain (loss) on foreign currency transactions	(2)	(10)	(12)	(2)	(10)	(12)
Net change in unrealized gain (loss) on investments	53	364	417	53	394	447
Net change in unrealized gain (loss) on derivatives	(58)	(350)	(408)	(58)	(420)	(478)
Net unrealized gain (loss) on foreign currency translations	-	(1)	(1)	-	(1)	(1)
Net realized and net change in unrealized gains (losses) on
investments and derivatives	$22	$158	$180	$22	$118	$140
Net increase (decrease) in net assets resulting from operations	$157	$1,089	$1,246	$157	$1,235	$1,392

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands)

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$135	$931	$1,066	$135	$1,117	$1,252
Net realized gain (loss) on investments	29	155	184	29	155	184
Net realized gain (loss) on foreign currency transactions	(2)	(10)	(12)	(2)	(10)	(12)
Net change in unrealized gain (loss) on investments	53	364	417	53	394	447
Net change in unrealized gain (loss) on derivatives	(58)	(350)	(408)	(58)	(420)	(478)
Net unrealized gain (loss) on foreign currency translations	-	(1)	(1)	-	(1)	(1)
Net increase (decrease) in net assets resulting from operations	$157	$1,089	$1,246	$157	$1,235	$1,392

Capital Transactions
Proceeds from issuance of shares	$14,586	$26,156	$40,742	$14,600	$76,170	$90,770
Net increase (decrease) in net assets from capital transactions	$14,586	$26,156	$40,742	$14,600	$76,170	$90,770

Net increase (decrease) in net assets during the period	$14,743	$27,245	$41,988	$14,757	$77,405	$92,162

Net assets at beginning of period	15	50,161	50,176	1	1	2
Net assets at end of period	$14,758	$77,406	$92,164	$14,758	$77,406	$92,164

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months Ended September 30, 2024
	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$157	$1,235	$1,392
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized gain (loss) on investments	(29)	(155)	(184)
Net change in unrealized gain (loss) on investments	(53)	(394)	(447)
Payments to purchase investments	(14,072)	(73,506)	(87,578)
Proceeds from sale of investments	1,826	9,555	11,381
Net (increase) decrease on derivatives	(886)	(4,636)	(5,522)
Changes in operating assets and liabilities:
(Increase)/decrease due from Operating Manager	(340)	(3,107)	(3,447)
(Increase)/decrease deferred offering expenses	211	(1,755)	(1,544)
(Increase)/decrease interest receivable	(90)	(470)	(560)
(Increase)/decrease prepaid expenses and other assets	(215)	(742)	(957)
Increase/(decrease) due to Operating Manager	839	4,388	5,227
Increase/(decrease) payable for investments purchased	551	2,884	3,435
Increase/(decrease) organizational expenses payable	(304)	(260)	(564)
Increase/(decrease) management fees payable	23	35	58
Increase/(decrease) interest payable	17	17	34
Increase/(decrease) performance fees payable	10	18	28
Increase/(decrease) offering expenses payable	(567)	(110)	(677)
Increase/(decrease) other accrued expenses and liabilities	190	946	1,136
Net cash used in operating activities	$(12,732)	$(66,057)	$(78,789)

Financing activities
Notes Borrowings	536	536	1,072
Proceeds from issuance of shares	14,600	76,170	90,770
Net cash provided by financing activities	$15,136	$76,706	$91,842

Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	2,404	10,649	13,053
Cash and cash equivalents at beginning of period	1	1	2
Cash and cash equivalents at end of period	$2,405	$10,650	$13,055

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

September 30, 2024

(in thousands)

Description	Series I			Series II			Total
	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets

Investments, at fair value
Asset Backed Debt Securities
Cayman Islands
Structured Finance		$727	4.93%		$3,805	4.92%		$4,532	4.92%
Capital Equipment		330	2.24		1,728	2.23		2,058	2.23
Total Cayman Islands		1,057	7.17		5,533	7.15		6,590	7.15
Germany
Structured Finance
Deutsche Bank AG 2024 - 1 - SOFR + 10.5% - 5/21/2034	811	811	5.50	4,244	4,244	5.48	5,055	5,055	5.48
Deutsche Bank AG 2024 - 1 - SOFR + 3.75% - 5/21/2034	232	232	1.57	1,213	1,213	1.57	1,445	1,445	1.57
Total Germany		1,043	7.07		5,457	7.05		6,500	7.05
Ireland
Structured Finance		150	1.01		783	1.01		933	1.01
Total Ireland		150	1.01		783	1.01		933	1.01
United States
Structured Finance
Aqua AssetCo Borrower Trust C - 1.65% - 4/8/2055	193	193	1.31	1,010	1,010	1.30	1,203	1,203	1.31
Aqua AssetCo Borrower Trust C - 2.05% - 4/8/2055	121	121	0.82	632	632	0.82	753	753	0.82
Aqua AssetCo Borrower Trust C - 2.40% - 4/8/2055	46	46	0.31	239	239	0.31	285	285	0.31
Aqua AssetCo Borrower Trust C - 3.00% - 4/8/2055	41	41	0.28	216	216	0.28	257	257	0.28
Aqua AssetCo Borrower Trust C - 4/8/2055	320	320	2.16	1,672	1,672	2.16	1,992	1,992	2.16
Aqua AssetCo Borrower Trust G - 6/21/2049	127	133	0.90	665	697	0.90	792	830	0.90
Other		2,501	16.94		13,085	16.90		15,586	16.92
Total Structured Finance		3,355	22.72		17,551	22.67		20,906	22.69

Real Estate		804	5.45		4,208	5.44		5,012	5.44
Total United States		4,159	28.17		21,759	28.11		25,918	28.13
Total Asset Backed Debt Securities		6,409	43.42		33,532	43.32		39,941	43.34

Special Purpose Vehicles
United States
Structured Finance
Mortgage Aggregator Series Trust Administrator, L.P. - Series E	5,302	5,348	36.24	27,738	27,978	36.15	33,040	33,326	36.16
Total United States		5,348	36.24		27,978	36.15		33,326	36.16

Luxembourg
Real Estate		571	3.87		2,990	3.86		3,561	3.86
Total Luxembourg		571	3.87		2,990	3.86		3,561	3.86
Total Special Purpose Vehicles		5,919	40.11		30,968	40.01		36,887	40.02
Total Investments, at fair value (cost
of $12,275; $64,106; $76,381, respectively)		$12,328	$83.53%		$64,500	83.33%		$76,828	83.36%

Derivative Assets, at fair value
				Series I		Series II		Total
Contract name	Type	Country	Maturity	Fair Value	Fair Value as a % of Net Assets	Fair Value	Fair Value as a % of Net Assets	Fair Value	Fair Value as a % of Net Assets
Swaps (GS Bank USA CLO, Notional amount of
$963; $5,037; $6,000, respectively	Credit Default Swaps	United States	8/19/2029	$963	6.53%	$5,037	6.51%	$6,000	6.51%
Total Derivative Assets, at fair value				$963	6.53%	5,037	6.51%	$6,000	6.51%

Derivative Liabilities, at fair value
				Series I		Series II		Total
Contract name		Type	Country	Fair Value	Fair Value as a % of Net Assets	Fair Value	Fair Value as a % of Net Assets	Fair Value	Fair Value as a % of Net Assets
Forward Currency Contracts		EUR/USD Forward	United States	$(2)	(0.01)%	$(11)	(0.02)%	$(13)	(0.02)%
Futures		SOFR Futures	United States	(75)	(0.51)	(390)	(0.50)	(465)	(0.50)
Total Derivative Liabilities, at fair value				$(77)	(0.52)%	(401)	(0.52)%	$(478)	(0.52)%

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

Basis of Presentation—Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, Net Asset Value (“NAV”), or other equitable allocation methodologies as determined by the Operating Manager. Series I and Series II reflect their pro rata share of assets and liabilities of the Company's wholly-owned subsidiaries on the Consolidated Statements of Assets and Liabilities. Series I and Series II record their allocable share of profits and losses each month based on their relative ownership of the wholly-owned subsidiaries on the Consolidated Statements of Operations.

Basis of Consolidation — As provided under Regulation S-X and ASC 946, Series I, Series II and the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, Series I, Series II and the Company consolidated the results of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

As of September 30, 2024, the Company has an investment in Mortgage Aggregator Series Trust Administrator, L.P. (“MAST”), which is considered an investment company under ASC 946. The objective of the Company’s investment in MAST is to gain exposure to residential mortgage loans through participation in MAST’s designated Series E. Series I, Series II and the Company uses the equity method to account for its investment in MAST and is required under Regulation S-X to perform significance tests which may trigger additional reporting requirements.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents — As of September 30, 2024, cash and cash equivalents were comprised of cash on hand and money market funds sponsored by a U.S. financial institution. As of September 30, 2024, Series I, Series II and the Company held $1,700, $8,730 and $10,430, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund.

Organizational and Offering Expenses — Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II and the Company incurred organizational expenses of $3, $22 and $25, respectively, for the three months ended September 30, 2024. Series I, Series II and the Company incurred organizational expenses of $(311), $1,210 and $899, respectively, for the nine months ended September 30, 2024. For the period from September 22, 2023 to December 31, 2023, Series I and Series II each accrued $314 and $314 of organizational expenses, respectively, and $(314) and $(314) of expense support from Operating Manager, respectively. For the nine months ended September 30, 2024, the organizational expenses and expense support from Operating Manager for Series I and Series II include a reallocation of the previous year's Series I organizational expenses and expense support from Operating Manager to Series II. This reallocation is associated with Apollo's $50,000 investment in Series II on May 3, 2024. The reallocation from Series I to Series II had no economic impact given Apollo was the sole investor in the Series II and the Company. Thereafter all organizational expenses and expense support from Operating Manager are recorded between Series I and Series II using the allocation methodology described in the "Basis of Presentation" section above.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until operations begin. Series I, Series II and the Company incurred deferred offering expenses of $23, $134 and $157, respectively, for the three months ended September 30, 2024. Series I, Series II and the Company incurred deferred offering expenses of $23, $234 and $257, respectively, for the nine months ended September 30, 2024.

The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 6.

Investment Income — The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Finance Assets, unless, in the case of dividend income, the Company determines that the Asset-Backed Finance Assets do not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind ("PIK") interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Asset-Backed Finance Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the three and nine months ended September 30, 2024, investment income was comprised of interest income from Asset-Backed Finance Assets and cash and cash equivalents.

Net Realized Gain (Loss) and Net Change in Unrealized Gain (Loss) — Without regard to unrealized gain (loss) previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized gain (loss) will reflect the change in investment values during the reporting period, including the reversal of any previously recorded unrealized gain (loss) when gains or losses are realized.

Investments, At Fair Value — ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. Series I, Series II and the Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transactions costs that may be incurred upon disposition of investments.

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

Derivative Instruments — The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. The Company does not utilize hedge accounting with respect to derivative instruments and as such, the Company recognizes its derivative instruments at fair value with changes included in net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

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

The Company uses SOFR futures to hedge some or all of the Company’s fixed rate debt. Depending on the nature of the balance, the fair value of a given SOFR futures contract is either included within derivative assets, at fair value or derivative liabilities, at fair value on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the SOFR futures is offset by a change in the fair value of the fixed rate debt. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the futures contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2024 Series I, Series II and the Company posted cash collateral to counterparties in amounts of $107, $559 and $666, respectively.

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the fair value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company uses credit default swap ("CDS") contracts whereby the buyer of the credit default swaps contract agrees to pay a specified fixed charge to the seller of the CDS contract in return for the right to put the debt of the debtor named in the CDS contract to the seller of the CDS contract at par value of the referred debt instrument in the event of a "credit event" as defined by the CDS contract which may include, but is not limited to, bankruptcy of the debtor or when the debtor defaults in payment. The buyer's obligation under the CDS contract is fixed at the date the contract is entered into. The seller's potential liability under the CDS contract is open-ended and can be equal to the entire notional amount of the contract. Depending on the nature of the balance, the fair value of credit default swap contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the credit default swap contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. The Company does not utilize hedge accounting with respect to CDS contracts and as such, the Company recognizes its CDS contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

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

Deferred taxes are provided for the effects of potential future tax liabilities in future years resulting from differences between the tax basis of an asset and liability and its reported valuation in the accompanying consolidated financial statements. Income taxes for both Series I and Series II are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the temporary differences in the basis of assets and liabilities for income tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. For a particular tax-paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within prepaid expenses and other assets or other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities.

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Asset-Backed Finance Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three and nine months ended September 30, 2024. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

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

3.
FAIR VALUE MEASUREMENT AND DISCLOSURES

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of September 30, 2024:

	Series I			Series II			Total
Description	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Investments, at fair value
Asset Backed Debt Securities	$-	$3,154	$3,255	$-	$16,500	$17,032	$-	$19,654	$20,287
Total Investments, at fair value(1)	$-	$3,154	$3,255	$-	$16,500	$17,032	$-	$19,654	$20,287

Derivative Assets, at fair value
Credit Default Swaps	$-	$-	$963	$-	$-	$5,037	$-	$-	$6,000
Total Derivative Assets, at fair value	$-	$-	$963	$-	$-	$5,037	$-	$-	$6,000

Derivative Liabilities, at fair value
Forward Currency Contracts	$-	$2	$-	$-	$11	$-	$-	$13	$-
Futures Contracts	75	-	-	390	-	-	465	-	-
Total Derivative Liabilities, at fair value	$75	$2	$-	$390	$11	$-	$465	$13	$-
Total	$(75)	$3,152	$4,218	$(390)	$16,489	$22,069	$(465)	$19,641	$26,287

(1)
Investments at fair value at Series I, Series II and the Company totaling $5,919, $30,968 and $36,887, respectively, were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $1,700, $8,730 and $10,430, respectively, which are considered Level I assets.

As of December 31, 2023, Series I, Series II and the Company did not have any investments or derivatives to classify in the fair value hierarchy levels.

Transfers of investments between levels, if any, shall be recorded at the end of the period. There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three and nine months ended September 30, 2024. The following table shows changes in the fair value of our Level III investment during the three and nine months ended September 30, 2024:

Description	Series I	Series II	Total
Balance as of December 31, 2023	$-	$-	$-
Purchases	-	-	-
Net change in unrealized gain (loss)	-	-	-
Transfers into Level III	-	-	-
Transfers out of Level III	-	-	-
Balance as of March 31, 2024	$-	$-	$-
Purchases	-	6,234	6,234
Net change in unrealized gain (loss)	-	14	14
Transfers into Level III	-	-	-
Transfers out of Level III	-	-	-
Balance as of June 30, 2024	$-	$6,248	$6,248
Purchases	4,282	16,154	20,436
Sales	(77)	(400)	(477)
Net realized gain (loss)	1	3	4
Net change in unrealized gain (loss)	12	64	76
Transfers into Level III	-	-	-
Transfers out of Level III	-	-	-
Balance as of September 30, 2024	$4,218	$22,069	$26,287

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the nine months ended September 30, 2024 attributable to Level III investments still held at September 30, 2024 for Series I, Series II and the Company were $12, $78 and $90, respectively.

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of September 30, 2024:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset Backed Debt Securities	$1,393	$7,291	$8,684	DCF	Discount Rate	6.59% - 16.00%	9.17%
	819	4,284	5,102	Transactional Value	Cost
	2,006	10,494	12,500	Broker Quote	N/A
Total	$4,218	$22,069	$26,287

As of December 31, 2023, Series I, Series II and the Company did not have any Level III investments that would require disclosure of valuation techniques and unobservable inputs.

Unconsolidated Significant Subsidiary

The following table represents summarized financial information of MAST, the applicable significant subsidiary in which the Company, Series I and Series II have an indirect equity interest. Note that Series I, Series II and the Company invested in MAST Series E on May 29, 2024, while the below summarized information is attributable to the MAST partnership as a whole, for the nine months ended September 30, 2024.

Income Statement
For the period from
January 1, 2024 to
September 30, 2024
Total Revenue	$10,312
Total Expenses	(1,081)
Income (loss) before taxes	9,230
Provision for (benefit from) taxes	-
Net income (loss)	9,230

The net income (loss) specifically attributable to MAST Series E for Series I, Series II and the Company for the period from May 29, 2024 to September 30, 2024 was $122, $688 and 810, respectively.

4.
DERIVATIVE INSTRUMENTS

The following table presents the fair value of the derivative liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of September 30, 2024:

Derivative Assets, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$963	$5,037	$6,000
Total		$963	$5,037	$6,000

Derivative Liabilities, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Currency Risk	EUR/USD Forward	$2	$11	$13
Interest Rate Risk	SOFR Futures	75	390	465
Total		$77	$401	$478

(1)
See Note 2 for additional information on the Company’s purposes for entering into different types of derivatives and how they are recorded.
(2)
Approximately $107, $559 and $666 of collateral has been posted as of September 30, 2024 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $0, $0 and $0 of collateral has been received as of September 30, 2024 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2024:

					For the three months ended September 30, 2024
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$635	$3,365	$4,000	$-	$-	$-	$-	$-	$-
Currency Risk	EUR/USD Forward	$272	$1,441	$1,713	-	-	-	(2)	(11)	(13)
Interest Rate Risk	SOFR Futures	$7,374	$43,876	$51,250	-	-	-	(56)	(339)	(395)
	Total net gain/(loss) on derivatives				$-	$-	$-	$(58)	$(350)	$(408)

					For the nine months ended September 30, 2024
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$476	$2,524	$3,000	$-	$-	$-	$-	$-	$-
Currency Risk	EUR/USD Forward	$204	$1,081	$1,285	-	-	-	(2)	(11)	(13)
Interest Rate Risk	SOFR Futures	$5,531	$45,719	$51,250	-	-	-	(56)	(409)	(465)
	Total net gain/(loss) on derivatives				$-	$-	$-	$(58)	$(420)	$(478)

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of financial and derivative assets and liabilities as of September 30, 2024:

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross amounts presented in the accompanying Consolidated Statements of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	963	5,037	6,000	-	-	-	-	-	-	963	5,037	6,000
Total	$963	$5,037	$6,000	$-	$-	$-	$-	$-	$-	$963	$5,037	$6,000

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross amounts presented in the accompanying Consolidated Statements of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	(2)	(11)	(13)	-	-	-	-	-	-	(2)	(11)	(13)
Total	$(2)	$(11)	$(13)	$-	$-	$-	$-	$-	$-	$(2)	$(11)	$(13)

Amounts in the preceding table have been limited to the liability balance, and accordingly, do not include any excess collateral pledged.

The gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $0, $0 and $0 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. The gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $75, $390 and $465 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

5.
NOTES PAYABLE

The Company's outstanding debt obligations as of September 30, 2024 were as follows:

	Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Promissory Notes	$536	$536	$1,072	$536	$536	$1,072	$-	$-	$-	$536	$536	$1,072

(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of September 30, 2024.

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

6.
RELATED PARTY CONSIDERATIONS

Operating Agreement

The Company has entered into a second amended and restated operating agreement (the “Operating Agreement”) with the Operating Manager on October 25, 2024. Pursuant to the Operating Agreement, the Operating Manager is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making recommendations to the Company related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations. The Operating Manager or an affiliate may rebate, waive or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account.

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, (iii) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares commencing six months after the initial closing of third-party capital through a P Share Intermediary (as defined below), (iv) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (v) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We will not pay the Operating Manager a Management Fee on the Series I Apollo Shares and Series II Apollo Shares (collectively, the “Apollo Shares”), and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

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

For the three months ended September 30, 2024 the Operating Manager earned gross Management Fees of $23, $35 and $58 from Series I, Series II and the Company, respectively, with no Special Fees offset. For the nine months ended September 30, 2024, the Operating Manager earned gross Management Fees of $23, $35 and $58 from Series I, Series II and the Company, respectively, with no Special Fees offset.

The Operating Manager or an affiliate may rebate, waive, or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. For the three and nine months ended September 30, 2024, there were no rebates or waivers of the management fees.

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

For the three months ended September 30, 2024, the Operating Manager earned Performance Fees of $10, $18 and $28 from Series I, Series II and the Company, respectively. For the nine months ended September 30, 2024, the Operating Manager earned Performance Fees of $10, $18, and $28 from Series I, Series II, and the Company, respectively.

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Asset-Backed Finance Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services).

For the three months ended September 30, 2024, $0 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2024, $29 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively.

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended September 30, 2024, these expenses were $58, $352 and $410, for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2024, these expenses were $58, $502 and $560, for Series I, Series II and the Company, respectively and are included in general and administration expenses in the Consolidated Statements of Operations.

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

For the three months ended September 30, 2024, the Operating Manager agreed to provide Expense Support of $(205), $(1,238) and $(1,443) for expenses incurred by Series I, Series II and the Company, respectively. For the nine months ended September 30, 2024, the Operating Manager agreed to provide Expense Support of $109, $(3,557) and $(3,448) for expenses incurred by Series I, Series II and the Company, respectively.

As of September 30, 2024, Series I, Series II and the Company had an outstanding amount payable of $839, $4,388 and $5,227, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities.

The cumulative balance of Expense Support provided by the Operating Manager was as follows:

Expires December 31, 2025			Expires December 31, 2026			Expires December 31, 2027
Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
$-	$-	$-	$-	$-	$-	$654	$3,421	$4,075

Dealer Manager Agreement

On May 1, 2024, the Company entered into a dealer manager agreement (as amended and restated, “Dealer Manager Agreement”) with Apollo Global Securities, LLC (the “Dealer Manager”), an affiliate of the Operating Manager. The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share, F-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I Shares, A-II Shares, I Shares, P-I Shares or F-I Shares.

The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers. The E Shares and V Shares will not incur any upfront selling costs or ongoing servicing costs.

As of September 30, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Restricted Stock Grants

The Company's board of directors approved the Apollo Asset Backed Credit Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors. Effective September 3, 2024, the Company granted 5,930 shares with a grant date fair value of $150. None of the shares have vested or been forfeited as of September 30, 2024.

7.
SHAREHOLDERS’ EQUITY

On September 22, 2023, the Company issued 40 V Shares for both Series I and Series II for aggregate consideration of $1 and $1, respectively, to an affiliate of Apollo.

The following table summarizes shareholder transactions in common shares during the nine months ended September 30, 2024:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	497,802	12,489	540,801	13,588	1,038,603	26,077
Net increase (decrease)	497,802	$12,489	540,801	$13,588	1,038,603	$26,077
Balance as of September 30, 2024	497,802	$12,489	540,801	$13,588	1,038,603	$26,077

E Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	-	-	2,005,930	50,150	2,005,930	50,150
Net increase (decrease)	-	$-	2,005,930	$50,150	2,005,930	$50,150
Balance as of September 30, 2024	-	$-	2,005,930	$50,150	2,005,930	$50,150

F-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	84,079	2,102	495,701	12,423	579,780	14,525
Net increase (decrease)	84,079	$2,102	495,701	$12,423	579,780	$14,525
Balance as of September 30, 2024	84,079	$2,102	495,701	$12,423	579,780	$14,525

F-S Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of September 30, 2024	110	$3	110	$3	220	$6

P-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of September 30, 2024	110	$3	110	$3	220	$6

P-S Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of September 30, 2024	110	$3	110	$3	220	$6

V Shares:
Balance as of December 31, 2023	40	$1	40	$1	80	$2
Proceeds from issuance of shares	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of September 30, 2024	40	$1	40	$1	80	$2

Total net increase (decrease)	582,211	$14,600	3,042,762	$76,170	3,624,973	$90,770

Distributions

Beginning with the end of the first full calendar quarter in which the Shares are sold to non-affiliates of Apollo, the Company will seek to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series I or Series II will pay quarterly distributions consistently and at a specific rate, or at all. There were no distributions declared for the nine months ended September 30, 2024.

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

As of September 30, 2024, the Company had not issued any Shares under the DRIP.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

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

11.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the nine months ended September 30, 2024:

	Series I
	F-I Shares	F-S Shares	A-I Shares	P-I Shares	P-S Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-	$-	$-
Proceeds from issuance of shares	25.01	25.00	25.09	25.00	25.00
Distributions declared(1)	-	-	-	-	-
Net investment income(2)	0.27	0.26	0.30	0.30	0.30
Net realized and unrealized gain/(loss)(3)	0.06	0.08	(0.04)	0.07	0.07
Net increase (decrease) in net assets resulting from operations	0.33	0.34	0.26	0.37	0.37
Net asset value at end of period	$25.34	$25.34	$25.35	$25.37	$25.37
Shares outstanding at end of period	84,079	110	497,802	110	110
Weighted average shares outstanding	81,765	110	375,907	110	110

Ratio/Supplemental Data:
Net assets at end of period	$2,130	$3	$12,618	$3	$3
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	9.37%	9.40%	8.80%	9.25%	9.25%
Total expenses after expense support and after performance fees	1.98%	1.99%	1.85%	1.83%	1.83%
Total expenses after expense support and before performance fees	1.86%	1.87%	1.77%	1.65%	1.65%
Net investment income(5)(6)	5.70%	5.65%	6.18%	5.80%	5.80%
Total return(7)	1.34%	1.34%	1.39%	1.49%	1.49%

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

	Series II
	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	25.06	25.00	25.13	25.00	25.00	25.00
Distributions declared(1)	-	-	-	-	-	-
Net investment income(2)	0.31	0.26	0.42	0.44	0.30	0.30
Net realized and unrealized gain/(loss)(3)	(0.04)	0.07	(0.20)	0.05	0.07	0.07
Net increase (decrease) in net assets resulting from operations	0.27	0.33	0.22	0.49	0.37	0.37
Net asset value at end of period	$25.33	$25.33	$25.35	$25.49	$25.37	$25.37
Shares outstanding at end of period	495,701	110	540,801	2,005,930	110	110
Weighted average shares outstanding	377,851	110	290,111	2,001,186	110	110

Ratio/Supplemental Data:
Net assets at end of period	$12,558	$3	$13,708	$51,130	$3	$3
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	8.17%	8.55%	7.66%	13.39%	8.40%	8.40%
Total expenses after expense support and after performance fees	1.14%	1.14%	1.09%	1.15%	0.98%	0.98%
Total expenses after expense support and before performance fees	1.02%	1.02%	1.01%	1.15%	0.81%	0.81%
Net investment income(5)(6)	6.43%	5.69%	7.79%	4.56%	5.84%	5.84%
Total return(7)	1.34%	1.33%	1.39%	1.96%	1.48%	1.48%

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
12.
SUBSEQUENT EVENTS

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

October Financial Update

As of October 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
Series I
A-I Shares	28,088	$712	131,886	$3,343
F-I Shares	320,855	8,129	87,134	2,208

Promissory Notes:

On November 1, 2024, Series I and Series II issued Promissory Notes with cumulative principal balances of $220 and $220, respectively, which are associated with T-S Shares and T-I Shares. The Promissory Notes pay interest on the principal balances at an approximate rate of 12% per annum, payable semi-annually in arrears, with a legal maturity date of November 25, 2024.

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

Series I, Series II and the Company generated revenues of $256, $1344, and $1600, respectively, for the three months ended September 30, 2024, which includes interest income of $234, $1,186 and $1,420, respectively, $(5), $13 and $8 of net unrealized depreciation, respectively, and $27, $145, $172 of net realized gains, respectively, on Asset-Backed Finance Assets and derivatives over the period.

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

For the three months ended September 30, 2024, the Operating Manager earned Management Fees of $23, $35, and $58 for Series I, Series II, and the Company, respectively.

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

For the three months ended September 30, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commissions or dealer manager fees.

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

For the three months ended September 30, 2024 there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

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

For the three months ended September 30, 2024, the Operating Manager accrued Performance Fees of $10, $18, and $28 for Series I, Series II, and the Company, respectively.

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

Series I, Series II and the Company incurred organizational expense of $3, $22 and $25, respectively, for the three months ended September 30, 2024.

Series I, Series II and the Company amortized offering expenses of $23, $134 and $157, respectively, for the three months ended September 30, 2024. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the financial statements of the Company.

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

Series I, Series II and the Company incurred Operating Expenses of $198, $1,191 and $1,389, respectively, for the three months ended September 30, 2024. These expenses relate to general and administration expenses and director fees.

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

For the three months ended September 30, 2024, the Operating Manager elected to provide Expense Support of $(205), $(1,238) and $(1,443) for expenses incurred by Series I, Series II and the Company, respectively.

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

Liquidity and Capital Resources

A subsidiary of Apollo has made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and $1,000 in cash, in exchange for 40 Series II V Shares. On May 3, 2024, a subsidiary of Apollo, for $50,000,000 in cash, purchased 2,000,000 E Shares in Series II. For the three months ended September 30, 2024, the Company issued shares for an aggregate consideration of $14,586, $26,156, and $40,742 for Series I, Series II, and the Company, respectively. The Company may issue additional Series I and Series II V Shares to Apollo in exchange for one or more capital contributions to facilitate the acquisition of the Company’s initial assets. Apollo currently holds all of the Company’s outstanding Series I and Series II V Shares. The V Shares may be transferred to an Apollo affiliate or Apollo Client. If an Apollo affiliate or Apollo Client become the holder of a majority of the V Shares, that entity would have majority control over the Company, including the right to vote for the appointment of the Company’s directors. While the LLC Agreement permits transfer of the V Shares to a third party, the Company does not currently anticipate that any such transfer would take place. In the event of such a transfer in the future however, if Apollo or its affiliates cease to own a majority of V Shares, any expected benefits derived by the Company and Shareholders from such involvement by Apollo, including access to personnel and other resources, could be lost or otherwise affected.

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

Distributions

As of September 30, 2024, we had not declared or paid any distributions.

Cash Flows

The following table summarizes the changes to our cash flows for the nine months ended September 30, 2024 ($ in thousands):

Cash flows from:	For the Nine Months Ended September 30, 2024
Operating activities	(78,789)
Financing activities	91,842
Net increase in cash and cash equivalents	13,053

Cash used in operating activities

Our cash flow used in operating activities was $(78,789) for the nine months ended September 30, 2024, which mostly relates to the acquisition of Asset-Backed Finance Assets.

Cash provided by financing activities

Our cash flow provided by financing activities was $91,842 for the nine months ended September 30, 2024, which reflects the proceeds from issuance of shares and proceeds from the issuance of the Promissory Notes.

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

The Company’s Asset-Backed Finance Assets were comprised of 57% fixed rate investments and 43% floating rate investments, with fair values of $43,751 and $33,077, respectively, as of September 30, 2024. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $331 with respect to the floating rate investments.

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

Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with contracts bearing interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to floating rate assets, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our then-existing and expected Asset-Backed Finance Assets as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

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

None.

Item 6. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See the accompanying Index to Financial Statement Schedule on page 1.

(a) (2) Financial Statement Schedules

None.

(a) (3) Exhibits

Exhibit Number	Description

3.1	Certificate of Formation as Amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10 filed with the SEC on December 13, 2023).

3.2	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on December 13, 2023).

3.3	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on December 13, 2023).

3.4	Third Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 31, 2024).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.3	Second Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s 8-K filed with the SEC on October 31, 2024).

10.1	Second Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.2	Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.3	Restricted Share Plan for Independent Directors of Apollo Asset Backed Credit Company LLC, effective as of August 12, 2024.

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apollo Asset Backed Credit Company LLC

/s/ Robert Rossitto
Date: November 14, 2024	Robert Rossitto
Chief Financial Officer
(principal financial officer)