Form 10-K
period 2024-12-31
Apollo Asset Backed Credit Co LLC
filed 2025-03-31
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

P-S Shares

P-I Shares

T-S Shares

T-I Shares

A-I Shares

A-II Shares

E Shares

Interests in Apollo Asset Backed Credit Company LLC - Series II

S Shares

I Shares

F-S Shares

F-I Shares

P-S Shares

P-I Shares

T-S Shares

T-I Shares

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

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the registrant's limited liability company interests.

As of March 31, 2025, the registrant had (i), with respect to Series I limited liability company interests, 1,008,200 A-I Shares, 1,200,965 F-I Shares, 110 F-S Shares, 110 P-I Shares, 110 P-S Shares, 1,270,891 T-I Shares, 1,192,413 T-S Shares, 5,484 E Shares and 40 V Shares outstanding, and (ii) with respect to Series II limited liability company interests, 1,656,674 A-I Shares, 4,157,468 F-I Shares, 110 F-S Shares, 12,865 P-I Shares, 3,517,723 P-S Shares, 1,060,144 T-I Shares, 2,358,660 T-S Shares, 2,163,201 E Shares and 40 V Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Exchange Act. Other factors that could cause actual results to differ materially include, but are not limited to:

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
•
Holders of Investor Shares or E Shares do not have control or influence over Company policies, operations or acquisitions or the decision to conduct Share repurchases or the selection of service providers. Further, we may amend the LLC Agreement (as defined below) without Shareholder approval and Shareholders will not be entitled to vote for the election of directors.
•
We face heightened risks because we recently commenced operations and have a limited operating history and record.

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
•
For a portion of our assets, we are at risk of having a limited ability to control an asset when we hold a non-controlling interest in that asset
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

Basis of Presentation

•
All dollar amounts included herein except share prices are presented in thousands unless otherwised noted.

Part I

Item 1. Business

References herein to “we,” “us,” “our,” the “Company” and “ABC” refer to Apollo Asset Backed Credit Company LLC or, where applicable, Series I and/or Series II (each as defined below).

General Description of Business and Operations

The Company was formed on September 22, 2023 as a Delaware limited liability company. We are a holding company and we expect to conduct our operations directly and through wholly or majority-owned subsidiaries that focus on (i) Consumer and Specialty Finance, (ii) Real Estate Lending, and (iii) Trade Finance and Factoring. We are a lending platform that intends to focus on Asset-Backed Finance Assets (as defined below). Our objective is to build a diversified portfolio of asset-backed instruments that will generate consistent returns for holders of shares in Series I (as defined below) and Series II (as defined below) (the “Shareholders”) across all economic cycles. We intend to allocate capital across multiple sectors, including, but not limited to, consumer finance, residential mortgage loans, commercial real estate, hard assets and financial assets. The term “Asset-Backed Finance Assets,” as used herein, refers, individually and collectively, to loans or securities that are collateralized by, or payable from a stream of payments generated by, a specified pool of real, financial or other assets.

On September 22, 2023, the Company established two registered series of limited liability company interests, Apollo Asset Backed Credit Company LLC - Series I (“Series I”) and Apollo Asset Backed Credit Company LLC - Series II (“Series II” and, together with Series I, the “Series”), pursuant to the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”), and although the U.S. Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity, and have a different tax classification, for U.S. federal income tax purposes. As a result of different tax obligations, over time, we expect that the same Share type of each Series (as applicable) will have a different NAV. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I and Series II are expected to invest, directly or indirectly, in the same portfolio of Asset-Backed Finance Assets on a pro rata basis. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Each Series is overseen by the Company’s board of directors (the “Board”) and managed by Apollo Manager, LLC, a Delaware limited liability company (the “Operating Manager”). The Board’s corporate governance responsibilities are based on our limited liability company agreement (as amended from time to time, the “LLC Agreement”). The Board oversees the management of the Company and the performance of the Operating Manager.

We conduct our operations in a manner such that we are not required to register as an investment company under the Investment Company Act. See “Item 1A. Risk Factors—Risks Related to Regulatory Matters—We would not be able to operate our business according to our business plans if we are required to register as an investment company under the Investment Company Act” below.

We are sponsored by Apollo Asset Management, Inc. (together with its subsidiaries, “Apollo”) and benefit from Apollo's asset sourcing, operations and portfolio management capabilities pursuant to an operating agreement with the Operating Manager (the “Operating Agreement”). The Operating Manager manages the Company on a day-to-day basis, together with our executive officers, and provides certain management, administrative and advisory services related to funding, financing and/ or structuring asset-backed instruments and to a lesser extent performs the same role with respect to the other investments described below.

We are conducting a continuous private offering of our shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer ten types of Investor Shares in Series I and eleven types of Investor Shares in Series II. For Series I, these are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares (collectively, the “Series I Investor Shares”). For Series II, there are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, BD Shares, A-I Shares and A-II Shares (collectively, the “Series II Investor Shares” and, together with the Series I Investor Shares, (the “Investor Shares”). We may offer additional types of Investor Shares in the future. The share types have different upfront selling commissions and ongoing distribution and shareholder servicing fees.

The Operating Manager

Pursuant to the terms of the Operating Agreement, the Operating Manager, a wholly-owned subsidiary of Apollo that is an investment adviser registered with the SEC under the Investment Advisers Act of 1940 (as amended, the “Advisers Act”), manages the Company on a day-to-day basis and provides certain management, administrative and advisory services to the Company related to funding, financing and structuring Asset-Backed Finance Assets.

Founded in 1990, Apollo is a high-growth, global alternative asset manager with $751.0 billion of Assets Under Management (as defined below) as of December 31, 2024. As of December 31, 2024, Apollo’s asset management business had 3,125 employees with offices throughout the world. Apollo seeks to provide its clients excess return at every point along the risk-reward spectrum from investment grade debt to private equity. None of Apollo’s results should be attributed to the Company and there is no guarantee of similar results for the Company.

Apollo maintains an integrated approach to investing, which it believes distinguishes Apollo from other similarly situated alternative asset managers. Apollo places particular emphasis on value across its investing business, which adheres closely to the principles of “buying complexity and selling simplicity” and “purchase price matters.” By collaborating across disciplines, with each business unit contributing to, and drawing from, its shared knowledge and experience, Apollo believes it is well-suited to serve the financial return objectives of its clients and offer innovative capital solutions to businesses. Furthermore, Apollo believes that its capabilities in tackling complexity, creative deal structuring and rigorous underwriting standards are key differentiators and competitive advantages in the alternative asset industry. We believe that the Operating Manager’s integrated approach and platform-wide capabilities enable ABC to access a specialized set of skills, sourcing networks and structuring know-how to enable ABC to execute its strategy.

For purposes of this Annual Report on Form 10-K, the term “Assets Under Management” refers to the assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory or certain other investment related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments; Apollo’s Assets Under Management equals the sum of: (i) the net asset value plus used or available leverage and/or capital commitments, or gross assets plus capital commitments, of the credit and certain equity funds, partnerships and accounts for which Apollo provides investment management or advisory services, other than certain collateralized loan obligations, collateralized debt obligations and certain perpetual capital vehicles, which have a fee-generating basis other than the mark-to-market value of the underlying assets; for certain perpetual capital vehicles in credit, gross asset value plus available financing capacity; (ii) the fair value of the investments of the equity and certain credit funds, partnerships and accounts Apollo manages or advises plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings; (iii) the gross asset value associated with the reinsurance investments of the portfolio company assets Apollo manages or advises; and (iv) the fair value of any other assets that Apollo manages or advises for the funds, partnerships and accounts to which Apollo provides investment management, advisory or certain other investment-related services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification or other conditions before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above. Apollo’s Assets Under Management measure includes assets under management for which it charges either nominal or zero fees. Apollo’s Assets Under Management measure also includes assets for which Apollo does not have investment discretion, including certain assets for which Apollo earns only investment-related service fees, rather than management or advisory fees. Apollo’s definition of Assets Under Management is not based on any definition of assets under management contained in its governing documents or in any management agreements of the funds Apollo manages. Apollo considers multiple factors for determining what should be included in its definition of Assets Under Management. Such factors include but are not limited to (1) its ability to influence the investment decisions for existing and available assets; (2) its ability to generate income from the underlying assets in the funds it manages; and (3) the assets under management measures that Apollo uses internally or believes are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, Apollo’s calculation of Assets Under Management may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Apollo’s calculation also differs from the manner in which its affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways. Apollo uses “Assets Under Management” as a performance measurement of its investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs.

Operating Agreement

The Operating Manager manages the Company on a day-to-day basis pursuant to the Operating Agreement. Under the terms of the Operating Agreement, the Operating Manager is responsible for, among others, the following:

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

The Operating Manager’s services under the Operating Agreement are not exclusive, and the Operating Manager is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the oversight of management, policies and operations of the Company shall be the ultimate responsibility of the Board acting pursuant to and in accordance with the LLC Agreement.

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

The Operating Agreement may not be terminated for any other reason, including if the Operating Manager or Apollo experience a change of control or due solely to the poor performance or under-performance of the Company’s operations or Asset-Backed Finance Assets, and the Operating Agreement continues in perpetuity, until terminated in accordance with its terms. Because the Operating Manager is an affiliate of Apollo and Apollo has a significant influence on the affairs of the Company, the Company may be unwilling to terminate the Operating Agreement, even in the case of a default. If the Operating Manager’s performance does not meet the expectations of Shareholders, and the Company is unable or unwilling to terminate the Operating Agreement, the Company is not entitled to terminate the agreement and the Company’s NAV per Share (defined below), which is computed separately for each type of the Shares of each Series, could decline.

Business Strategy

Apollo has developed what it believes to be a differentiated approach to credit investing which allows Apollo to adapt to ever-changing market environments. Post-global financial crisis (“GFC”), Apollo witnessed a growing imbalance between global supply and demand for non-corporate credit and specialty finance investments, creating what Apollo believes is a large whitespace opportunity today. Apollo and its affiliates have experience deploying capital into asset-backed instruments which cover the broad spectrum of consumer finance, residential mortgage loans, commercial real estate, hard assets and financial assets. We believe that ABC provides Shareholders with exposure to high-quality, cash-flow generating whole loans, bonds, residual exposure and platform equity, frequently at higher credit spreads and/or yields than offered in similarly rated or rating equivalent corporate credit, by capturing attractive complexity and illiquidity premia. None of Apollo’s results can be attributed to the Company and there is no guarantee of similar results for the Company.

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

This business and Apollo’s ability to dynamically allocate across the universe of Asset-Backed Finance Assets across the capital structure we believe will allow Apollo to source attractive risk-adjusted opportunities within the asset-backed finance ecosystem throughout all market cycles. ABC expects to optimize its platform construction by leveraging Apollo’s differentiated sourcing capabilities, asset-level analysis and relative value investing lens across five key pillars: (1) consumer finance, (2) residential mortgage loans, (3) commercial real estate, (4) hard assets and (5) financial assets.

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

Opportunities in this pillar reflect diversified underlying maturities, mortgage rates and credit quality, including U.S. non- qualified mortgages, U.S. non-agency residential mortgages, U.S. fix & flip, single family rentals, Residential Property Assessed Clean Energy financing and UK buy-to-let markets. We believe the residential mortgage loan market is one of the largest sectors within asset-backed finance and opportunities will be driven by evolving dynamics in the sector, including borrower fundamentals, housing supply and measures of housing affordability.

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

Allocation to this pillar is informed by sector and industry dynamics across transportation, aviation, solar, infrastructure and agricultural-related lending opportunities. Hard or physical assets typically have a high barrier to entry given the capital- intensive nature and technical knowledge required to assess collateral. Within each individual transaction, the Company looks to the value of the underlying hard asset and structural protections as a measure of downside protection and mitigation of residual value risk.

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

We believe that ABC is differentiated by the breadth of its asset-backed opportunity focus, which we anticipate will allow for dynamic allocation of capital among the wide scope of financial asset opportunities. We believe this multi-pronged approach has enabled Apollo, and permits ABC, to deploy capital into various pockets of financial assets, investing in products in any form, from on-the-run securitizations, to whole loans to direct royalties or receivables.

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

ABC leverages Apollo’s experience in Asset-Backed Finance Assets, including the power of Apollo’s integrated platform, fundamental credit outlook, underwriting capabilities, proprietary sourcing channels, market intelligence and management expertise in an operating company structure. The Company benefits from Apollo’s ability to source compelling opportunities through our differentiated origination channels in all market environments, while also being able to acquire such assets during periods of market dislocation, and provide access to Asset-Backed Finance Assets not otherwise available in the market.

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

Our current and future credit facilities (the “Credit Facilities”) may contain customary covenants that, among other things, limit our ability to pay distributions in certain circumstances, incur additional debt and engage in certain transactions, including mergers and consolidations, and require asset coverage ratios. In connection with any Credit Facility, we may be required to pledge some or all of our assets and to maintain a portion of our assets in cash or high-grade securities as a reserve against interest or principal payments and expenses. The lenders of such Credit Facility may have the ability to foreclose on such assets in the event of a default under the Credit Facility pursuant to agreements among the applicable Series, our custodian and such lenders. We expect that any such Credit Facility would have customary covenant, negative covenant and default provisions. There can be no assurance that we will enter into an agreement for any new Credit Facility on terms and conditions representative of the foregoing, or that additional material terms will not apply. In addition, if entered into, the Credit Facility may in the future be replaced or refinanced by one or more Credit Facilities having substantially different terms or by the issuance of debt securities.

Changes in the value of our Asset-Backed Finance Assets, including costs attributable to leverage, will affect the applicable NAV of our Shares.

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

Competition

The sectors in which we seek potential Asset-Backed Finance Assets have become highly competitive. We will compete for potential Asset-Backed Finance Assets with operating companies, financial institutions, entities specializing in engineering and institutional investors as well as private equity, hedge funds and investment funds. These investors could make competing offers for Asset-Backed Finance Assets opportunities identified by the Operating Manager and its affiliates. As a result, such competition could mean that the prices and terms on which purchases of Asset-Backed Finance Assets are made could be less beneficial to the Company than would otherwise have been the case.

Deployment of Capital

We are conducting a continuous Private Offering of our Shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. In light of the nature of our continuous offerings in relation to our acquisition strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential acquisition opportunities, if we have difficulty identifying and acquiring suitable Asset-Backed Finance Assets on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Shares in our Private Offering and the time we use the net proceeds to acquire Asset-Backed Finance Assets. We may also from time to time, through our subsidiaries, hold cash or liquid investments pending deployment into Asset-Backed Finance Assets, which cash holdings may at times be significant, particularly at times when we are receiving significant offering proceeds and/or times when there are few attractive acquisition opportunities. Such cash may be held in an account that may be invested in money market accounts or other similar temporary investments, each of which is subject to the Management Fee (as defined below).

In the event we are unable to find suitable Asset-Backed Finance Assets, such cash or liquid investments may be maintained for longer periods which would be dilutive to overall returns. This could cause a substantial delay in the time it takes for a Shareholder’s investment in us to realize its full potential return and could adversely affect our ability to pay any potential distributions of cash flow from operations to Shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Asset-Backed Finance Assets will generate significant interest, and Shareholders should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. If we fail to timely deploy the net proceeds of sales of Shares or do not deploy sufficient capital in connection with our use of leverage, our results of operations and financial condition may be adversely affected and/or we may become required to register under the Investment Company Act.

Sources of Funds for Repurchases

We may fund repurchase requests from sources other than cash flows from operations, including, without limitation, borrowings, offering proceeds and the sale of our assets, including from our liquidity portfolio, and we have no limits on the amounts we may fund from such sources.

In an effort to have adequate cash available to support our Repurchase Plan (as defined below), we may reserve borrowing capacity under a line of credit. We could then elect to borrow against this line of credit in part to repurchase Shares presented for repurchase during periods when we do not have sufficient proceeds from operating cash flows or the sale of Shares in this continuous offering to fund repurchase requests. Consummating a Share Repurchase may require us to sell certain of our assets, and realize gains or losses, at a time when it may otherwise be disadvantageous to do so. To the extent we maintain a cash position to satisfy Share Repurchases, we would not be fully deploying our capital to acquisition opportunities, which may reduce our returns.

Repurchase Limitations

The Company is designed primarily for long-term investors and an investment in the Shares should be considered illiquid. The Shares are not currently, and are not expected to be, listed for trading on any securities exchange. There is no public market for the Shares and none is expected to develop. In addition, we do not expect to make any public offering of any of our common equity, pursuant to the Securities Act or otherwise.

The Shares therefore are not readily marketable and Shareholders must be prepared to hold Shares for an indefinite period of time. Shareholders may not be able to sell their Shares at all or at a favorable price.

Investors may obtain liquidity by having their Investor Shares repurchased pursuant to our Repurchase Plan. We may repurchase fewer Shares than have been requested in any particular calendar quarter to be repurchased under our Repurchase Plan, or none at all, in the Board’s discretion at any time. In addition, the aggregate NAV of total repurchases of S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I

Shares, F-S Shares, F-I Shares, BD Shares, A-I Shares, A-II Shares and E Shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our Shares) is limited to no more than 5.0% of our aggregate NAV per calendar quarter (measured collectively across both Series using the average aggregate NAV as of the end of the immediately preceding three months).

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

Generally, the price at which we make repurchases of our Shares will equal the NAV per Share of each applicable Share type of each applicable Series (“NAV per Share”) as of the last calendar day of the applicable, immediately preceding quarter. The NAV per Share as of the date on which an investor makes a repurchase request may be significantly different than the repurchase price such investor receives. In addition, in cases, including market dislocations, regulatory actions, among others, where we believe there has been a material change (positive or negative) to our NAV per Share since the end of the prior calendar quarter, we may repurchase Shares at an applicable price that we believe reflects the NAV per Share of such Shares more appropriately than the prior calendar quarter’s NAV per Share, including by updating a previously disclosed repurchase price. In such cases, we will determine such new repurchase price pursuant to Apollo’s established valuation policies and procedures as adopted by the Board, which we expect to be consistent with the methodology employed to evaluate, and update if needed, NAV on a monthly basis. Should such determination be made, we will ensure that the applicable repurchase window remains open for at least 10 business days subsequent to the publication of the updated NAV, so that investors may make a determination to submit or revoke a repurchase request based on such new published repurchase price in that time period. Based on a number of factors, including liquidity, market conditions, operational factors and others, we may elect not to accept repurchase requests for such calendar quarter and Shareholders who wish to have their Shares repurchased the following quarter would then be required to resubmit their repurchase requests in a later quarter. The repurchase transaction price for quarterly repurchases, as well as the transaction price for monthly subscriptions, is available on the Company’s website at https://apollo.com/abc or the Company’s filings with the SEC, or by calling our toll-free number at 888-926-2688.

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

Employees

We carry out our business plans pursuant to efforts of our officers and other personnel, which may be supplied by the Operating Manager, or may be directly hired by the Company or one or more of its subsidiaries, in addition to the services of the Operating Manager. To the extent that an officer or other personnel spend time on the Company or its subsidiaries, we expect such Apollo personnel to devote sufficient time to managing the Company or its subsidiaries and/or overseeing, managing and supporting our potential Asset-Backed Finance Assets, so that the Company can carry out its proposed activities. We currently have no employees and are managed by the Operating Manager pursuant to the Operating Agreement. Each of our officers is an employee of the Operating Manager or its affiliates. The Operating Manager’s team includes the ABC leadership team and other senior Apollo professionals who have significant experience in underwriting and structuring Asset-Backed Finance Assets as well as managing other operating companies and private funds. Through ABC’s relationship with the Operating Manager, the Company has access to Apollo’s platform for sourcing and evaluating Asset-Backed Finance Assets.

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

Private Offering of Shares

We conduct the Private Offering to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The description of the Private Offering below applies with respect to each Series and is the same for each Series unless otherwise indicated.

Shares are being offered on a monthly basis at NAV per Share (generally measured as of the end of the month immediately preceding the date of the allocation of Shares to subscribing Shareholders), plus any applicable upfront selling commissions and dealer manager fees. The NAV per Share, which is generally equal to the transaction price, as of the date on which an investor makes a subscription request may be significantly different than the offering price such investor pays at the NAV per Share on the date of the allocation of Shares to such investor. Each type of Share may have a different NAV per Share because distribution, shareholder servicing, management and performance fees differ with respect to each type.

We currently offer ten types of Investor Shares in Series I and eleven types of Investor Shares in Series II. For Series I, these are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares. For Series II, there are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, BD Shares, A-I Shares and A-II Shares. Such Investor Shares have equal rights and privileges with each other. Such Investor Shares are subject to different sales load, dealer manager fees, servicing fees or distribution fees, as applicable, as further described herein. The Investor Shares are not entitled to vote on any matters relating to the Company, including the election of directors, and are not entitled to nominate, remove or participate in the appointment of directors of the Company.

E Shares and V Shares will be held by Apollo, certain of its affiliates and employees and/or certain Apollo Clients, and E Shares will additionally be held by our officers, directors and employees or Apollo or its affiliates, as applicable. Neither E Shares nor V Shares are being offered to other Shareholders. The E Shares are not entitled to vote on any matters relating to the Company, including the election of directors, and are not entitled to nominate, remove or participate in the appointment of directors of the Company.

BD Shares are being offered to select investors in Series II (“BD Investors”) as determined in the sole discretion of the Company or Apollo Global Securities, LLC (the “Dealer Manager” or “AGS”).

T Shares and P Shares are being offered to clients of certain intermediaries (“T Share Intermediaries” and “P Share Intermediaries”, respectively) designated in the sole discretion of the Company or the Dealer Manager.

F-S and F-I Shares (collectively, “Founder Shares”) are being offered during the period beginning on the date the Private Offering commenced through October 31, 2025 (for accepted subscriptions effective prior to or as of November 1, 2025) (the “Initial Offer Period”) to all investors unless their financial intermediary has opted not to sell Founder Shares. Following the Initial Offer Period, Founder Shares will no longer be offered except (a) in connection with the DRIP and (b) to clients of financial intermediaries that have been designated as a “Founder Intermediary.” The Company reserves the right to extend the Initial Offer Period in its sole discretion. If a Founder Intermediary later becomes designated as an Anchor I Intermediary, such financial intermediary’s client Shareholders will, as soon as practicable, be exchanged for A-I Shares without any further action by such Shareholders. Following the Initial Offer Period, Founder Intermediaries will be determined based on whether the net proceeds on an aggregate basis across all share types and Series received by ABC by the end of the Initial Offer Period are over $100 million, unless such minimum Founder Shares holding requirement is waived by the Company or the Dealer Manager in their sole discretion. A holder of Founder Shares as of the end of the Initial Offer Period that is a client of a non-Founder Intermediary will keep those Shares but such client may not acquire additional Founder Shares except in connection with the DRIP. The minimum Founder Shares holding requirement does not apply to purchases made by holders of Founder Shares under our DRIP.

A-I Shares and A-II Shares (collectively, “Anchor Shares”) are being offered during the Initial Offer Period to clients of certain financial intermediaries that have been designated as an Anchor I Intermediary (an “Anchor I Intermediary”) or an Anchor II Intermediary (an “Anchor II Intermediary”; each Anchor I Intermediary and Anchor II Intermediary, an “Anchor Intermediary”), respectively. Anchor I Intermediaries will be determined based on whether the net proceeds on an aggregate basis across all share types and Series received by the Company from such intermediary’s clients at any point before the end of the Initial Offer Period total more than $250 million, unless such minimum A-I Shares holding requirement is waived by the Company or the Dealer Manager. Anchor II Intermediaries will be certain intermediaries designated at our sole discretion. The Anchor Shares are being offered only (a) in connection with the DRIP and (b) (x) for A-I Shares, to clients of Anchor I Intermediaries, and (y) for A-II Shares, to clients of Anchor II Intermediaries.

A holder of Anchor Shares as of the end of the Initial Offer Period that is a client of a non-Anchor Intermediary will keep those shares but may not acquire further Anchor Shares except in connection with the DRIP.

The Company reserves the right to extend the Initial Offer Period in our sole discretion, to waive or modify the eligibility criteria and/or to change the designation of a financial intermediary as a T Share Intermediary, P Share Intermediary, Founder Intermediary or Anchor Intermediary. For example, in the event that an intermediary’s clients participate in Share repurchases in a manner that results in the intermediary’s clients having contributed less than $100 million or $250 million in proceeds to ABC on a net basis, as applicable (or for any reason with respect to an Anchor II Intermediary), then the Company or the Dealer Manager in their sole discretion may remove (or may choose not to remove) the designation of such intermediary as a Founder Intermediary or Anchor Intermediary. Subject to any requirements that may be imposed by the financial intermediary, clients of a re-designated intermediary are permitted to retain the T Shares, P Shares, Founder Shares or Anchor Shares issued prior to the re-designation but may not purchase additional T Shares, P Shares, Founder Shares or Anchor Shares except in connection with the DRIP.

The minimum Anchor Shares holding requirement does not apply to purchases made by holders of Anchor Shares under our DRIP. We reserve the right to waive the minimum Anchor Shares holding requirements and/or to extend the Anchor Shares measurement dates in our sole discretion.

In the event that a Shareholder switches financial intermediaries and the prior intermediary was a T Share Intermediary, P Share Intermediary, Founder Intermediary or Anchor Intermediary and the new intermediary does not have that designation, then, subject to any requirements that may be imposed by the new intermediary, such Shareholder will be permitted to keep their T Shares, P Shares, Founder Shares or Anchor Shares but cannot acquire any additional T Shares, P Shares, Founder Shares or Anchor Shares except in connection with the DRIP.

Each Series may offer additional types of Shares in the future.

Shares are being offered on a continuous basis at NAV per Share (generally measured as of the end of the month immediately preceding the date of the allocation of Shares to subscribing Shareholders).

Net Asset Value

Calculation of NAV

The Company determines NAV of the Shares no less frequently than monthly. The Operating Manager prepares valuations with respect to each of our Asset-Backed Finance Assets in accordance with Apollo’s valuation guidelines adopted by the Board. The Operating Manager uses the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each type of the Company’s Shares is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such type less the value of any liabilities (including accrued expenses or distributions) of such type, by the total number of Shares outstanding of such type.

Available Information

We make available on our website (https://apollo.com/abc), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material, or furnishing it, to the SEC. The SEC maintains a website (www.sec.gov) that contains such reports, proxy and information statements and other information. Our website https://apollo.com/abc contains additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible through and posted on our website at https://apollo.com/abc.

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

Shareholders rely on the ability of the Operating Manager to identify, enter into and realize investments, and there is no assurance that the Operating Manager will find attractive opportunities to meet the Company’s objectives or that the Company will be able to make and realize investments in any Asset-Backed Finance Asset (which term should be deemed to include, at any time, then-current and potential Asset-Backed Finance Assets, unless the context otherwise requires) or other assets. The realizable value of a highly illiquid investment, at any given time, could be less than its intrinsic value. In addition, it is possible that certain assets held by the Company’s subsidiaries will require a substantial amount of time to liquidate. Furthermore, to the extent the Company relies upon a certain set of market and economic conditions and such conditions do not materialize for an extended period of time, the Company likely would not be able to deploy a significant portion of capital until such conditions materialize. There can be no assurance that the Company will be able to generate returns for its Shareholders or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein. There can be no assurance that any Shareholder will receive any distribution from the Company. The Company will bear any fees, costs and expenses incurred in developing, investigating, negotiating or structuring any acquisition of Asset-Backed Finance Assets in which the Company does not actually consummate (including any such fees, costs and expenses not borne by Co-Investors (as defined below) and fees, costs and expenses associated with Joint Ventures and Programmatic Acquisitions).

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

The Company depends on the diligence, skill and business relationships of the employees of the Operating Manager. The Company is reliant on the Operating Manager. In particular, the Company’s performance will depend on the success of the Operating Manager’s acquisition process. The Company depends on the Operating Manager’s assessment of appropriate economic terms when entering into Asset-Backed Finance Asset transactions. Economic terms determined by the Operating Manager in respect of each acquisition will be based on the Operating Manager’s assessment of a variety of factors. Each of these factors involves subjective judgments and forward-looking determinations by the Operating Manager. In conducting such assessment, the Operating Manager expects to use publicly available information as well as private information, including from consultants and investment bankers. If the Operating Manager misprices an acquisition (for whatever reason) or due to unanticipated illiquidity, the actual returns on the acquisition could be less than anticipated at the time of acquisition or disposition and could result in a disposition at a price less than the acquisition price.

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

We face heightened risks because we have a limited operating history and record.

The Company recently commenced operations and therefore has a limited performance history upon which prospective shareholders can evaluate their performance. Prospective shareholders should not construe, and should draw no conclusions from, the prior experience of the Operating Manager or the performance of any other investment entities associated with Apollo, as providing any assurances regarding the performance of the Company.

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

A purchase of the Company’s Shares requires a long-term commitment, with no certainty of return and should be viewed as an illiquid investment. Certain Asset-Backed Finance Assets may be held for the long-term. Since there is no established market for the Shares, and none is expected to develop, a Shareholder of the Company will be unable to realize its investment readily and may encounter difficulty ascertaining the market value of its Shares. Shares in the Company are subject to restrictions on resales under applicable securities laws. Repurchases of Shares by the Company will likely be the only way for a Shareholder to dispose of Shares. It is uncertain as to when profits, if any, will be realized by a Shareholder and if such Shareholder will realize profits from the Company prior to the Company repurchasing its Shares. Losses on dispositions of unsuccessful Asset-Backed Finance Assets may be realized before gains on dispositions of successful Asset-Backed Finance Assets are realized. Furthermore, the expenses of operating the Company (including any fees payable to the Operating Manager (or an affiliate thereof)) may exceed its income, thereby requiring that the difference be paid from the Company’s assets. The Company will not be obligated to liquidate any instruments in order to meet repurchase requests and the Company may not have sufficient cash flow to meet repurchase requests at any given time. If the Operating Manager determines there is insufficient liquidity to meet repurchase requests under the Repurchase Plan, such requests will be delayed until the Operating Manager determines there is sufficient liquidity; such delay may be significant. The Company, through its subsidiaries, intends to primarily own Asset-Backed Finance Assets for the long term. The number of potential purchasers and sellers is expected to be limited. This factor could have the effect of limiting the availability of Asset-Backed Finance Assets for purchase by the Company and will also limit the ability of the Company to sell Asset-Backed Finance Assets at their fair market value in response to changes in the economy or financial markets. Illiquidity could also result from legal or contractual restrictions on their resale.

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

Certain acquisitions by the Company may be of securities that are or become publicly traded and are therefore subject to the risks inherent in holding public securities. Such holdings will involve economic, political, interest rate and other risks, any of which could result in an adverse change in the market price. In addition, in some cases the Company will be prohibited by contract or other limitations from selling such securities for a period of time so that the Company is unable to take advantage of favorable market prices. Such factors will be used in calculating monthly NAV, and our monthly NAV is not audited by our independent registered public accounting firm. We calculate and publish the NAV of our Shares monthly solely for purposes of establishing the price at which we sell and repurchase our Shares, and for publishing the value of each Shareholder’s investment in us on such Shareholder’s customer account statement, and our monthly NAV should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our monthly NAV may differ from those used by other companies now or in the future. Errors may occur in calculating our monthly NAV, which could impact the price at which we sell and repurchase our Shares.

There is no public trading market for the Shares; therefore, a Shareholder’s ability to dispose of its Shares will likely be limited to repurchase by us. If a Shareholder sells its Shares to us, the Shareholder may receive less than the price it paid.

There is no current public trading market for the Shares, and we do not expect that such a market will ever develop. Therefore, repurchase of Shares by us will likely be the only way for a Shareholder to dispose of its Shares. While the Company intends to conduct quarterly Share

Repurchases to repurchase Shares, there is no guarantee that the Company will elect to conduct a Share Repurchase. Moreover, even if the Company conducts a Share Repurchase, there is no guarantee that Shareholders will be able to sell all of the Shares that they desire to sell in any particular Share Repurchase. In the event that we repurchase Shares in any Share Repurchase, we expect to repurchase Shares at an applicable price equal to either the NAV per Share, or a discount to the NAV per Share, of the type of Shares being repurchased as of the last day of the quarter prior to the commencement of the Share Repurchase and not based on the price at which a Shareholder initially purchased its Shares. As a result, a Shareholder may receive less than the price it paid for its Shares when the Shareholder sells them to us pursuant to any Share Repurchase.

Economic events that may cause our Shareholders to request that we repurchase their Shares in connection with a Share Repurchase by us may materially and adversely affect our cash flows, our results of operations and our financial condition.

Economic events could cause our Shareholders to seek to sell their Shares to us pursuant to any Share Repurchase for up to 5.0% of the aggregate NAV (measured collectively across both Series) of our outstanding Investor Shares and E Shares at an applicable price based on the NAV per Share at a time when such events are adversely affecting the performance of the Company. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell Asset-Backed Finance Assets to fund a Share Repurchase, we may not be able to meet future repurchase requests, take advantage of new acquisition opportunities or realize the return on such Asset-Backed Finance Assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

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

At the Operating Manager’s election, the Company will pay the Operating Manager all or a portion of its Management Fees in E Shares in lieu of paying the Operating Manager an equivalent amount of such Management Fee in cash, which will dilute the interests of Investor Shares issued by the Company. In addition, the Company may pay Apollo all or a portion of its Performance Fee in E Shares in lieu of paying Apollo an equivalent amount of such Performance Fee in cash, which will similarly dilute the interests of Investor Shares issued by the Company.

The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.

Distributions to Shareholders will be made only if, as and when declared by the Board. Shareholders may or may not receive distributions. In addition, some of our distributions may include a return of capital. The Company cannot make assurances as to when or whether cash distributions will be made to Shareholders, the amount of any such distribution or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, financial condition and other factors relating to the Company’s Asset-Backed Finance Assets. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the Operating Manager, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, the Company's operating activities, or actual or anticipated Management Fees. If the Operating Manager determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy repurchase requests at the Board’s discretion in consultation with the Operating Manager. Accordingly, the payment of cash distributions is subject to the discretion of the Board, based on information provided by the Operating Manager.

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

The Company will pay the Management Fee, Organizational and Offering Expenses and Operating Expenses whether or not it makes any profits, as set forth in the Operating Agreement and the LLC Agreement. If Apollo pays such expenses on behalf of the Company or related to any Asset-Backed Finance Asset, Apollo will seek and obtain reimbursement from the Company or through such Asset-Backed Finance Asset and, to the extent Apollo incurred a cost of capital for the time period between payment of the expense and reimbursement by the Company or through such Asset-Backed Finance Asset, Apollo has the authority to include such amount in the amount reimbursed from the Company or through such Asset-Backed Finance Asset (with Apollo determining in its discretion whether to include (i) the calculation of the aggregate amount of the cost of capital and (ii) such amount as part of the reimbursement). This includes amounts payable to or in respect of any Apollo personnel or engagement of consultants, operating partners, operating executives or similar persons. No such amounts will constitute Special Fees and, therefore, such amounts will not reduce Management Fees paid by the Company. It is difficult to predict the future expenses of the Company. Such expenses will be substantial, and neither the Company’s expenses nor its fees (other than the amount of Organizational and Offering Expenses that may be ultimately borne by the Company) is subject to any cap.

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

 All fees, costs and expenses incurred by Apollo (including allocable compensation (such as salary, bonus and payroll taxes) and benefits (such as health insurance and compensation for vacation time and sick time) of such personnel or employees and other related overhead otherwise payable by Apollo in connection with their employment, such as rent, property taxes and utilities allocable to workspaces) in connection with services performed by personnel or employees of the Operating Manager or their affiliates that constitute services for or in respect of the Company, its subsidiaries and its potential Asset-Backed Finance Assets, are allocable to and borne by the Company. Without prejudice to the above, in relation to the Operating Manager, the overhead allocation could also specifically include fees, costs and/or expenses relating to services connected to the valuation function, the risk management function and the finance function (as well as the supervision and oversight of the central administration function). Such allocations to the Company will be based on any of the following methodologies (or any combination thereof), among others: (i) requiring personnel to periodically allocate their historical time spent with respect to the Company, other Apollo Clients or the Operating Manager, approximating the proportion of certain personnel’s time spent with respect to the Company (which is anticipated to be tracked on a regular, but not necessarily weekly or biweekly or similar basis), and, in each case, either allocating their compensation and allocable overhead based on such approximations of time spent, or charging such approximations of time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that the Operating Manager determines in good faith represents a fair recoupment of expenses and a market rate for such services or, (iii) any other methodology determined by the Operating Manager in good faith to be appropriate and practicable under the circumstances. Such methodologies take into account an employee’s aggregate compensation without any deduction for compensation allocable to vacation time, sick time, weekend time, break time, overnight hours, time spent in training or other administrative tasks or any other hours during a year when an employee is not working on Apollo or Apollo Client matters. This means, for example, that allocable compensation and benefits attributable to an employee that is on vacation for one week out of a month will still be based on the full amount of compensation paid to the employee for such month, without any deduction for the vacation week.

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

Within the parameters of Apollo’s valuation policies and procedures, the valuation methodologies used to value the Company’s instruments will involve subjective judgments and projections and that ultimately may not materialize. Ultimate realization of the value of an instrument depends to a great extent on economic, market and other conditions beyond the Company’s control and the control of the Operating Manager. Rapidly changing market conditions or material events may not be immediately reflected in the Company’s NAV.

Among the Company’s important features are the provisions relating to the purchase and repurchase of Shares. The valuation of Shares upon purchase (including any reinvestment of cash distributions in additional Shares), the amount payable to investors upon repurchase and certain other valuations are generally based upon the Company’s NAV per Share as of the end of the immediately preceding quarter. The Company relies on the Operating Manager and its affiliates for valuation of the Company’s assets and liabilities.

The values of the Company’s assets will be established in accordance with Apollo’s valuation policies and procedures approved by the Board. The Apollo valuation policies and procedures applicable to the Company can be modified by the Board. The Company primarily holds and will continue to primarily hold Asset-Backed Finance Assets and other assets that do not have readily assessable market values. The Operating Manager determines the estimated values of the Company’s Asset-Backed Finance Assets and the Company uses the estimated values provided as well as inputs from other sources in computing the Company’s monthly NAV per Share.

The monthly valuations performed by the Operating Manager may vary from similar valuations performed by any independent third parties for similar types of assets. The valuation of illiquid assets is inherently subjective and subject to increased risk that the information utilized to value such assets or to create the pricing models may be inaccurate or subject to other error. In addition, valuations rely on a variety of assumptions, including assumptions about projected cash flows for the remaining holding periods for the assets, market conditions at the time of such valuations and/or any anticipated disposition of the assets, legal and contractual restrictions on transfers that may limit liquidity, and any transaction costs related to, and the timing and manner of, any anticipated disposition of the assets, all of which may materially differ from the assumptions and circumstances on which the valuations are based. The value of the Company’s assets may also be affected by any changes in tax rates, accounting standards, policies or practices as well as general economic, political, regulatory and market conditions, global equity market conditions, changes in credit markets and interest rates, foreign exchange rates, commodity prices, natural or man-made disasters or catastrophes and the actual operations of the Asset-Backed Finance Assets, which are not predictable and can have a material impact on the reliability and accuracy of such valuations. Shareholders that redeem will not benefit from any such changes after their redemption, and conversely, Shareholders that do not redeem may be burdened by the impact of any such changes, including with respect to the impact of any such changes on the portion of any asset attributable to redeemed Shareholders. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, since market prices of assets can only be determined by negotiation between a willing buyer and seller, and the difference between carrying value and the ultimate sales price could be material. Further, any volatility smoothing biases in our valuation process, generally, may lower the volatility of our NAV and cause our NAV to not accurately reflect the actual value of Asset-Backed Finance Assets. Accordingly, such values may not accurately reflect the actual market values of the assets, and, thus, Shareholders will likely make decisions as to whether to purchase or submit for repurchase without complete and accurate valuation information.

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

The methods we use to calculate our monthly NAV, which is the basis for the offering price for our Shares and the investment value published in customer account statements for our Shareholders and is used as the basis for calculating amounts paid to Shareholders under our Repurchase Plan, is not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating monthly NAV, and our monthly NAV is not audited by our independent registered public accounting firm. The components and methodology used in calculating our monthly NAV may differ from those used by other companies now or in the future. Our monthly NAV should not be viewed as a measure of our historical or future financial condition or performance. Errors may occur in calculating our monthly NAV, which could impact the price at which we sell and repurchase our Shares. The Company and the Operating Manager cannot provide assurance that it will be able to choose, make or realize returns in any particular Asset-Backed Finance Asset. There can be no assurance that the Company will be able to generate returns for the Shareholders or that the returns will be commensurate with the risks of owning the type of Asset-Backed Finance Assets described herein. There can be no assurance that any Shareholder will receive any distribution from the Company or liquid assets with respect to the repurchase of its Shares. Accordingly, a purchase of the Company’s Shares should only be considered by persons who can afford a loss of their entire investment.

Holders of Investor Shares or E Shares do not have control or influence over Company policies, operations or acquisitions or the decision to conduct Share repurchases or the selection of service providers. Further, we may amend the LLC Agreement without Shareholder approval and holders of Investor Shares or E Shares will not be entitled to vote for the election of directors.

Shareholders will not be able to make decisions about acquisitions or any other decisions concerning the management of the Company. The management, financing and disposition policies of the Company are determined by the Board and implemented with the assistance of the Operating Manager and the Board. These policies may be changed from time to time at the discretion of the Board without a vote of the Shareholders, although the Board has no present intention to make any such changes. Any such changes could be detrimental to the value of the Company. Shareholders will have no right to participate in the day-to-day operation of the Company, including, acquisition and disposition decisions and decisions regarding the selection of service providers (including Affiliated Service Providers) and the operation and financing of its acquisitions. The Shareholders will also have no opportunity to evaluate any economic, financial or other information that will be utilized by the Operating Manager in the performance of its obligations under the Operating Agreement, nor will Shareholders receive all financial information with respect to any acquisition that is available to the Company or the Operating Manager. Shareholders do not have an opportunity to evaluate for themselves or to approve any Asset-Backed Finance Assets. Shareholders therefore rely on the ability of the Operating Manager to select Asset-Backed Finance Assets to be acquired by the Company. Finally the Board or the Company’s officers, with the assistance of the Operating Manager, will select the Company’s service providers (which will include Affiliated Service Providers) and determine the compensation of such providers without the review by or consent or approval of the Shareholders or any other independent party, except as may otherwise be provided in the LLC Agreement. The Shareholders must therefore rely on the ability of the Board and the Company’s officers, with the assistance of the Operating Manager, to select and compensate service providers in a manner beneficial to the Company and to make and manage acquisitions and dispose of such acquisitions. The success of the Company depends on the ability of the Company’s management, with the assistance of the Operating Manager, to identify suitable acquisitions, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of acquisitions. The Operating Manager may be unable to find a sufficient number of suitable attractive opportunities to meet the Company’s businesses strategy. No person should purchase a Share unless such person is willing to entrust all aspects of the management of the Company to the Board and the Operating Manager.

The Board may cause the Company to repurchase Shares from time to time or assign this right to Apollo or its affiliates. The Board may use its own discretion, free of fiduciary duty restrictions, in determining whether to cause the Company to exercise this right. As a result, Shareholders may have their Shares repurchased at an undesirable time or price. For additional information, see the LLC Agreement which is filed with the SEC.

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

The Investor Shares and E Shares do not have voting power, which is instead vested exclusively in the holders of the V Shares. Apollo, its affiliates and/or certain Apollo Clients own and are expected to continue to own all of the Company’s outstanding V Shares and will have the sole ability to elect directors of the Company. Shareholders will have no opportunity to control either larger strategic goals or the day-to-day operations, including acquisition and disposition decisions, of the Company. Shareholders must rely entirely on the Board, the Operating Manager, Apollo and their affiliates to conduct and manage the affairs of the Company and its Asset-Backed Finance Assets.

Prospective Shareholders will not know the NAV per Share of their investment until after the investment has been accepted.

Prospective Shareholders will not know the NAV per Share of their investment until after their subscription has been accepted. Prospective Shareholders will be required to subscribe for a dollar amount, and the number of Shares that such Shareholder receives will subsequently be determined based on our NAV per Share as of the end of the month immediately before such prospective Shareholder’s subscription is accepted by the Company (e.g., a subscription for Shares accepted by the Company on September 1 of a calendar year will be based upon our NAV as of August 31 of that year, which NAV will generally not be available until after September 1 of that year). Prospective Shareholders will learn of such NAV and the corresponding number of Shares represented by their subscription after we publish the NAV per Share.

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

We conduct our operations directly and through wholly- or majority-owned subsidiaries in a manner such that the Company and each of its subsidiaries do not fall within, or are excluded from, the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% Test.” Excluded from the term “investment securities,” among other instruments, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of “investment company” set out in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We conduct our operations so that the Company is not required to register as an investment company. The Company is organized as a holding company that conducts its business primarily through its subsidiaries, and the Company seeks to continue to operate in a manner such that it complies with the 40% Test. We will monitor our holdings on an ongoing basis and determine compliance with this test in accordance with the requirements of the Investment Company Act. We expect most of our wholly- and majority-owned subsidiaries to either (i) be outside the definitions of “investment company” under Section 3(a)(1) and Section 3(a)(1)(C), or (ii), as further explained below, rely on an exception from the definition of “investment company” other than the exceptions set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, including Section 3(c)(5)(A) or (B), Section 3(c)(5)(C), or Rule 3a-7 under the Investment Company Act. Each of these exceptions requires, among other things, that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Consequently, interests in these subsidiaries (which constitute most of our assets) generally will not constitute “investment securities” for purposes of the Company’s 40% Test. Accordingly, we believe the Company is not and will continue not to be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. Moreover, we believe the Company is not and will continue not to be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Company’s wholly- or majority-owned subsidiaries, the Company is primarily engaged in the non-investment company business of owning and operating a platform of Asset-Backed Finance Assets.

We make the determination of whether an entity is a majority-owned subsidiary of the Company. The Investment Company Act defines a “majority-owned subsidiary” of a person as a company that represents 50% or more of the outstanding voting securities owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least 50% of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% Test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our assets in order to continue to pass the 40% Test. Any such adjustment in our assets could have a material adverse effect on us. Certain of our subsidiaries rely on the exceptions from the definition of investment company under Section 3(c)(5)(A) or (B) of the Investment Company Act, which except from the definition of investment company, respectively; (i) any entity that is primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of merchandise, insurance and services; or (ii) any entity that is primarily engaged in the business of making loans to manufacturers, wholesalers and retailers of, and to prospective purchasers of, specified merchandise, insurance and services. The SEC staff has issued no-action letters interpreting Section 3(c)(5)(A) and (B) pursuant to which it has taken the position that these exceptions are available to a company with at least 55% of its assets consisting of eligible loans and receivables of the type specified in Section 3(c)(5)(A) and (B). The SEC staff has indicated that the single most important factor in determining whether an issuer may rely on Section 3(c)(5)(A) and/or Section 3(c)(5)(B) is the strength of the connection between the obligations held by the issuer and the specific merchandise, insurance, services purchased and sold. In that connection, the SEC staff has taken the position that loans and receivables for the sale of a broad array of merchandise, insurance and services are within the scope of Section 3(c)(5)(A) and/or (B), including (i) loans and notes evidencing loans to project companies or managing members of project companies for generating, transmitting, and distributing energy and related services, (ii) loans to finance the purchase of electric generating transmission, and distribution facilities, equipment, and machinery, (iii) loans to finance public works projects, and (iv) student loans to finance the purchase of education services. Notably, the SEC staff has refused to grant no-action relief when a company’s loans have not related to the sale of specific merchandise, insurance or services. For example, the SEC staff has refused to grant no-action relief to entities holding general commercial loans. In recognition of the fact that eligible loans or notes evidencing loans under Section 3(c)(5)(A) and/or (B) must be used for purchasing specific merchandise or services, the Company’s subsidiaries that intend to rely on Section 3(c)(5)(A) and/or will (i) not issue redeemable securities, (ii) will be primarily engaged in a business of the type specified in the Section. Accordingly, at least 55% of the assets of such Company subsidiaries will consist of loans and notes evidencing loans in which the use of proceeds is specifically tied to the financing of, among other things, consumer products and hard assets. However, no assurance can be given that the SEC or the SEC staff will concur with this position. In addition, the SEC or the SEC staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of qualifying with this exclusion. A change in the value of our assets could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c)(5)(A) or (B), to fall within the definition of “investment company,” and negatively affect our ability to not fall within the definition of “investment company” under the Investment Company Act.

Certain of our subsidiaries rely on the exception from the definition of investment company under Section 3(c)(5)(C) of the Investment Company Act, which excepts from the definition of investment company any entity that does not issue redeemable securities and is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The SEC staff has taken the position that this exception, in addition to prohibiting the issuance of certain types of securities, generally requires that at least 55% of an entity’s assets must be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying assets,” and at least another 25% of the entity’s assets must be comprised of additional qualifying assets or a broader category of assets that we refer to as “real estate-related assets” under the Investment Company Act (and no more than 20% of the entity’s assets may be comprised of miscellaneous assets). “Qualifying assets” for this purpose include senior loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC staff no-action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain an exclusion from registration under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.

Certain of our subsidiaries rely on the exclusion from the definition of investment company set out in Rule 3a-7 under the Investment Company Act. Rule 3a-7 is available to certain structured financing vehicles that do not issue redeemable securities and are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities or other securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by management investment companies (e.g., mutual funds). Rule 3a-7 also requires, among other things, that the issuer appoint a trustee for the safekeeping of the financial assets. Each of these Rule 3a-7 subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the Rule 3a-7 subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a Rule 3a-7 subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the Rule 3a-7 subsidiary’s relevant transaction documents. A Rule 3a-7 subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the Investment Company Act and the subsidiary’s relevant transaction documents. As a result of these restrictions, our Rule 3a-7 subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those subsidiaries.

Although the Company expects to operate in a manner such that it does not meet the definition of an investment company under Section 3(a)(1), the Company may also seek to rely on Section 3(c)(6) of the Investment Company Act, which excepts from the definition of investment company any holding company primarily engaged, directly or through majority-owned subsidiaries, in one or more businesses described in Sections 3(c)(3), 3(c)(4), and 3(c)(5) (from which not less than 25% of the holding company’s gross income during its last fiscal year was derived) together with an additional business or businesses other than investing, reinvesting, owning, holding, or trading in securities. The staff of the SEC has issued little additional interpretive guidance with respect to Section 3(c)(6). To the extent that the Company sought to rely on Section 3(c)(6) as opposed to Section 3(a)(1), the Company would monitor the assets and income of its subsidiaries that rely on Sections 3(c)(5)(A), 3(c)(5)(B), or 3(c)(5)(C) to determine compliance with the Section 3(c)(6) exclusion. In order to rely on Section 3(c)(6), the Company would need to ensure that it was primarily engaged in businesses described in Sections 3(c)(3), 3(c)(4), and 3(c)(5), which would potentially limit the ability of the Company to pursue other business opportunities that fall outside of Sections 3(c)(3), 3(c)(4), and 3(c)(5) of the Investment Company Act.

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

As stated above, the Company seeks to continue to conduct its operations so that the Company does not fall within the definition of an investment company under the Investment Company Act. Before determining whether to acquire an Asset-Backed Finance Asset, the Company will analyze both (i) the status of the Asset-Backed Finance Asset under the Investment Company Act and (ii) the potential effect of such Asset-Backed Finance Asset on the status of the Company’s wholly-owned or majority-owned subsidiary that would directly own the Asset-Backed Finance Asset. Additionally, the Company will analyze the Investment Company Act status of its wholly-owned and majority-owned subsidiaries on an ongoing basis to make sure that the Company satisfies the 40% Test.

To ensure that the Company is not deemed to be an investment company, it may be required to materially restrict or limit the scope of its operations or plans. A change in the value of the Company’s assets could cause the Company to fall within the definition of “investment company” inadvertently, and negatively affect the Company’s ability to maintain an exclusion from regulation under the Investment Company Act. As described above, in such a situation the Company would seek to rely on the exception from the definition of investment company set out in Section 3(c)(6) of the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, the Company may be unable to sell assets it would otherwise want to sell and may need to sell assets it would otherwise wish to retain. In addition, the Company may have to acquire assets that it might not otherwise have acquired, or may have to forgo opportunities to acquire interests in Asset-Backed Finance Assets that it would otherwise want to acquire and that would be important to its business strategy

(particularly if the Company were to rely on Section 3(c)(6) of the Investment Company Act).

Risks Related to Owning and Managing a Platform of Underlying Asset-Backed Finance Assets

We face heightened risks relating to owning and managing Asset-Backed Finance Assets.

All investments involve risks, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Company’s objectives will be achieved. The Company is subject to the risks involved with indirectly owning and managing asset-backed finance instruments-related assets. See “—Risks Related to Owning and Managing a Platform of Underlying Asset-Backed Finance Assets.” In addition, the Company may utilize various techniques, such as leverage and derivatives (including swaps), which can in certain circumstances increase the adverse impact to which the Company’s assets may be subject. See “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Asset-Backed Finance Asset and this may increase the exposure of such Asset-Backed Finance Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” below. In the event of the insolvency of the issuer of securities directly or indirectly owned by the Company, or a related event such as a bail-in under which creditors of the issuer (including bondholders) are required to accept a write-off of amounts owed, some or all of the amount invested is likely to be lost.

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

Because Apollo has developed expertise in certain core industries, the Company’s assets could be concentrated in one or more of such industries. Moreover, the Company’s assets and the acquisitions are and will continue to be concentrated within the asset-backed finance sector. Concentration of acquisitions in an industry, sector, security or geographic region make the Company’s holdings more susceptible to fluctuations in value resulting from adverse economic and business conditions in those industries, sectors, securities or geographic regions. The risk of loss on the Company’s assets is likely to be increased as a result of such concentration. If the Company co-invests with private equity, credit or real asset funds, including other Apollo Clients, a Shareholder invested in such other vehicle could have exposure to an Asset-Backed Finance Asset through more than one vehicle. Further, the Operating Manager may determine that there are exceptions to the aforementioned limitations (i) for payments made under, or required by, any non-recourse carve out guarantees, completion guarantees, equity commitment letters, environmental indemnities, hedging guarantees or guarantees made in order to facilitate or finance acquisitions, including in respect of customary key principal, “bad acts” or other performance-related matters, or (ii) in the event the Company has procured the binding commitment of one or more persons, including other Apollo Clients and/or Co-Investors, to acquire a portion of the Company’s interest. The Operating Manager will designate, in its discretion, whether a series of transactions constitutes a single holding for purposes of the limitations described in the LLC Agreement.

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

The Company faces risks by originating loans if then unable to sell, assign or close transaction for such loans.

The Company’s strategy includes the origination of loans, including secured and unsecured notes, senior and second lien loans, mezzanine loans and other similar instruments. From time to time, the Company may offer participations in and/or assignments or sales of loans (or interests therein) to other Apollo Clients or sales of loans (or interests therein) to third parties, in either case that the Company has originated or purchased; provided that there is no assurance that the Company will complete the sale of such an instrument. See also “—Risks Related to our Company and an Investment in our Shares—Our Asset-Backed Finance Assets may not achieve our business objectives or generate returns for Shareholders” and “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” herein. In the event of such an offer to other Apollo Clients, the price of the participation, assignment or sale will not be set by the Operating Manager or the Company, but rather will be established based on third-party valuations. Further, the decision by any Apollo Client to accept or reject the offer may be made by a party independent of the Operating Manager, such as an independent third-party valuation firm or the independent directors of such Apollo Client, if any, or an advisory or credit committee composed of individuals who are not affiliated with Apollo. In determining the target amount to allocate to a particular loan origination, the Company may take into consideration the fact that it may sell, assign or offer participations in such investment to third parties as described above. If the Company is unable to sell, assign or successfully close transactions for the loans that it originates, the Company will be forced to hold its interest in such loans until such time as it can be disposed. This could result in the Company’s assets being over-concentrated in certain borrowers. Loan origination presents special tax considerations for the Company and its Shareholders, including potentially generating ECI for non-U.S. Series II Shareholders that are ECI-sensitive. Series II Shareholders are expected to hold originated loans through a “blocker” vehicle taxable as a corporation for U.S. federal income tax purposes and one or more REIT Subsidiaries (as defined below). See “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person.”

Being a control person in a company may give rise to increased risk of liability for the Company and the Operating Manager, which could adversely affect a portion of our assets.

The Company has and will continue to have controlling interests in a number of its Asset-Backed Finance Assets. The fact that the Company or the Operating Manager exercises control or exerts influence (or merely has the ability to exercise control or exert influence) over an issues may give rise to risks of liability (including under various theories of parental liability and piercing the corporate veil doctrines) for, among other things, personal injury and/or property or environmental damage claims arising from an accident or other unforeseen event, product defects, employee benefits (including pension and other fringe benefits), failure to supervise management, violation of laws and governmental regulations (including securities laws, anti-trust laws, employment laws, insurance laws, anti-bribery (and other anti-corruption laws)) and other types of liability for which the limited liability characteristic of business ownership and the Company itself (and the limited liability structures that may be utilized by the Company in connection with its ownership of Asset-Backed Finance Assets or otherwise) may be ignored or pierced, as if such limited liability characteristics or structures did not exist for purposes of the application of such laws, rules, regulations and court decisions. These risks of liability may arise pursuant to U.S. and non-U.S. laws, rules, regulations, court decisions or otherwise (including the laws, rules, regulations and court decisions that apply in jurisdictions in which an issuer or its subsidiaries are organized, headquartered or conduct business). Such liabilities may also arise to the extent that any such laws, rules, regulations or court decisions are interpreted or applied in a manner that imposes liability on all persons that stand to economically benefit (directly or indirectly) from ownership of Asset-Backed Finance Assets, even if such persons do not exercise control or otherwise exert influence over such issuers (e.g., Shareholders). Lawmakers, regulators and plaintiffs have recently made (and may continue to make) claims along the lines of the foregoing, some of which have been successful. If these liabilities were to arise with respect to the Company or its Asset-Backed Finance Assets, the Company might suffer significant losses and incur significant liabilities and obligations. The having or exercise of control or influence over an issuer could expose the assets of the Company, its Shareholders, the Operating Manager and their respective affiliates to claims by such issuer, its security holders and creditors and regulatory authorities or other bodies. While the Operating Manager seeks to manage the Company to minimize exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether such laws, rules, regulations or court decisions will be expanded or otherwise applied in a manner that is adverse to the Asset-Backed Finance Assets, the Company, and its Shareholders. Moreover, it is possible that, when evaluating a potential asset, the Operating Manager may choose not to pursue or consummate the acquisition of such asset, if any of the foregoing risks may create liabilities or other obligations for any of the Company, the Operating Manager or any of their respective affiliates, the Asset-Backed Finance Assets, partners or employees.

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

The Company’s portfolio, held indirectly through its subsidiaries, includes and will continue to include loans, which may be non-performing and possibly in default. Furthermore, the obligor and/or relevant guarantor may also be in bankruptcy or liquidation. There can be no assurance as to the amount and timing of payments with respect to such loans. Although the Operating Manager seeks to manage these risks, there can be no assurance that these investments will increase in value or that the Company will not incur significant losses. The Operating Manager anticipates that several of the Company’s assets will incur losses.

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

The Company acquires (indirectly through its subsidiaries) loans secured by real estate, and may, as a result of default, foreclosure or otherwise, hold real estate assets it was not otherwise expecting to hold. Real estate historically has experienced significant fluctuations and cycles in performance that may result in reductions in the value of the Company’s opportunities. The Company may be subject to the varying degrees of risk generally incident to ownership and operations of the properties to which the Company will be exposed and which collateralize or support its investments. Of particular concern may be those environmental risks provided by mortgaged properties that are, or have been, the site of manufacturing, industrial or disposal activity. Such environmental risks may give rise to a diminution in the value of property (including real property securing any platform) or liability for cleanup costs or other remedial actions, which liability could exceed the value of such property or the principal balance of the related Company investment. In certain circumstances, a lender may choose not to foreclose on contaminated property rather than risk incurring liability for remedial actions.

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

The Company holds a portion of its investments through one or more entities electing to be treated as real estate investment trusts (“REITs”) within the meaning of Section 856 of the Code for U.S. federal income tax purposes (each, a “REIT Subsidiary,” and collectively the “REIT Subsidiaries”). However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize the REIT status of any REIT Subsidiary. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for a REIT Subsidiary to qualify as a REIT. If a REIT Subsidiary fails to qualify as a REIT in any tax year, then:

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

Based on the foregoing, there can be no assurance that the Company will be able to identify or consummate acquisitions that satisfy the Company’s rate of return objectives or realize upon their values, or that the Company will be able to invest fully its committed capital. The success of the Company depends on the Operating Manager’s ability to identify suitable acquisitions, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of Asset-Backed Finance Assets.

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

As the Operating Manager determines, in its discretion, lenders or other providers of financing to the Company or its existing or potential assets, operating entities or other subsidiaries can include Apollo, Apollo Clients or any of their respective affiliates or existing or potential Asset-Backed Finance Assets, and could take the form of stapled or seller financing to Asset-Backed Finance Assets that are the subject of a disposition. Any such transactions will give rise to conflicts of interest between Apollo or the relevant financing provider, on the one hand, and the Company, on the other hand; however, subject to the Operating Manager’s policies and procedures then in effect and the terms of the LLC Agreement, such transactions generally will not require the approval of the Board or consent of the Shareholders.

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

The Operating Manager may be subject to conflicts of interest in allocating such repayment obligations and other related liabilities. As stated above, the Company is authorized to make permanent borrowings utilizing a credit facility or other forms of leverage, whereby the Company borrows money with no intention at the time of the borrowing to repay it using capital contributions for any purpose, including the making of equity, debt or other assets, even if the asset is initially being permanently levered using a credit facility but ultimately replaced in whole or in part with other forms of permanent financing. Such forms of permanent leverage could be used in addition to or in lieu of asset-level financing in connection with the acquisition, financing or realization (in whole or in part) of an asset. This could result in the capital structures of Asset-Backed Finance Asset being structured or managed in a way that utilizes permanent forms of financing (such as permanent borrowings under a credit facility) where such forms of financing are not necessarily required in connection with the acquisition or other activity with respect to the Asset-Backed Finance Asset. The LLC Agreement only imposes a percentage cap on the amount of cash borrowings (excluding for the avoidance of doubt, obligations that do not involve borrowings for money, such as certain derivative transactions) that are recourse to the applicable Series. The Operating Manager will, in its discretion, determine whether and to what extent a borrowing is “recourse” to the applicable Series (and could determine to count such borrowing or indebtedness for purposes of such cap only to the extent that it is so secured), and will be subject to conflicts of interest in making such determination given that, among other things, if a borrowing is not deemed to be recourse to such Series then it will not count towards the aforementioned cap on borrowings at such Series level or be subject to certain of the limitations applicable to investments across the capital structure (including in different levels thereof) of Asset-Backed Finance Assets. Furthermore, it is possible that an Affiliated Service Provider could earn Other Fees in connection with the structuring, placement or syndication of any such credit facility or other fund-level financing.

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

The renewable clean energy sector is a relatively new and emerging asset class of investment funds and may be considered riskier than more established asset classes. Many factors will influence the widespread adoption of clean energy and the demand for clean energy, including the cost- effectiveness, performance and reliability of clean energy and continuing availability of government subsidies and incentives. The electricity and power sectors are highly regulated industries as is renewable electricity generation. Long-term revenues for clean energy projects are based in part on regulated mandates and commitments to support premium pricing for clean energy. There is a risk that one or more governments or states may repeal or amend existing mandates and clean energy incentives (including measures with retrospective or retroactive effect) which could materially adversely affect the price of renewable electricity and the value of clean energy assets. Clean energy projects currently enjoy wide support from governments (both central and local) and regulatory agencies designed to stimulate the development of clean energy. The combined effect of these initiatives is to subsidize in part the development, ownership and operation of clean energy projects, particularly in an environment where the cost of fossil fuel may otherwise make the cost of producing energy from renewable energy sources less competitive. Any reduction in or elimination of these programs could have a material adverse effect on existing instruments, as well as the future development of clean energy projects or resources.

The Company faces operational and financial risks related to the aviation industry.

The Company has acquired, and may in the future acquire, Asset-Backed Finance Assets related to the aviation industry, including securities collateralized by aircraft and related aviation interests such as aircraft leases. The airline business is dependent on the price and availability of aircraft fuel. Continued periods of high aircraft fuel costs, significant disruptions in the supply of aircraft fuel or significant further increases in fuel costs could have a significant negative impact on air carriers’ operating results. Union disputes, employee strikes and other labor-related disruptions could adversely affect airlines’ operations. The travel industry is materially adversely affected by public health emergencies and pandemics, such as the COVID-19 pandemic, terrorist attacks, and continues to face on-going security concerns and cost burdens associated with security and health, safety and overall sanitation related expenses. Increases in insurance costs or reductions in insurance coverage could adversely impact an airline’s operations and financial results. Changes in government regulation could increase airline operating costs and limit their ability to conduct their business. The airline industry is intensely competitive. It is at risk of losses and adverse publicity stemming from any accident involving any aircraft, including aircraft operated by other airlines, and is subject to weather factors and seasonal variations in airline travel, which cause financial results to fluctuate. Any of these factors can affect the value of the Company’s investments in aviation-related securities.

If the Company acquires Asset-Backed Finance Assets related to the aviation industry, such assets could deteriorate as a result of, among other factors, an adverse development in aviation industry or the lessors’ business, a change in competitive environment, an economic downturn or, in the case of aircraft assets, wear and tear, malfunction or breakage. As a result, aviation-related assets that the Company may have expected to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to continue their operations or to perform additional maintenance or repair, and the lessors may otherwise have a weak financial condition or be experiencing financial distress. The success of the Company’s approach in aviation-related securities, in some cases, may be linked to the service providers’ (including Affiliated Service Providers’ (as defined below)) ability to maintain the condition of the aviation assets. There can be no assurance that the Company will be able to successfully identify and implement its strategy. In addition, if the Company is required to take control of an aviation-related asset, the Company may cause such aviation- related securities to bear certain fees, costs and expenses that the Company would otherwise bear, including the fees, costs and expenses incurred in developing, investigating, negotiating, structuring or consummating the sale of such aviation-related securities.

We face risks associated with potential opportunities in communications companies.

The Company’s Asset-Backed Finance Assets may include communications companies. Communications companies in the U.S., Europe and other developed and emerging countries undergo continual changes mainly due to evolving levels of governmental regulation or deregulation as well as the rapid development of communication technologies. Competitive pressures within the communications industry are intense, and the securities of communications companies may be subject to significant price volatility. In addition, because the communications industry is subject to rapid and significant changes in technology, the companies in this industry in which the Company may invest will face competition from technologies being developed or to be developed in the future by others, which may make such companies’ products and services obsolete.

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

The prices of financial instruments which the Company will acquire can be highly volatile. The prices of instruments that the Company acquires are influenced by numerous factors, including interest rates, currency rates, default rates, governmental policies and political and economic events (both domestic and global). Moreover, political or economic crises, or other events, can occur that could be highly disruptive to the markets in which the Company acquires instruments. In addition, governments from time to time intervene (directly and by regulation), which intervention could adversely affect the performance of the Company and its business activities. The Company is also subject to the risk of a temporary or permanent failure of the exchanges and other markets on which its assets may trade. Sustained market turmoil and periods of heightened market volatility make it more difficult to produce positive trading results. There can be no assurance that the Company’s strategies will be successful in such markets.

The Company regularly seeks to acquire new debt and refinance existing debt, including in the liquid debt markets. Significant declines in pricing of debt securities or other financial instruments or increases in interest rates may make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings. The Company’s ability to generate attractive investment returns will be adversely affected by financing terms and availability.

We are at risk of having a limited ability to control an asset when we hold a non-controlling interest in that asset.

If the Company holds a non-controlling interest in an Asset-Backed Finance Asset, it may have a limited ability to protect its position in such Asset-Backed Finance Asset. Further, the Company may have no right to appoint a director and, as a result, may have a limited ability to influence the management of such Asset-Backed Finance Asset. Where practicable and appropriate, it is expected that shareholder rights generally will be sought to protect the Company’s interests. There can be no assurance, however, that such minority investor rights will be available, or that such rights will provide sufficient protection of the Company’s interests. In addition, the Company holds and may continue to hold debt instruments or other instruments that do not entitle the Company to voting rights and, therefore, the Company may have a limited ability to protect such assets.

We may acquire or invest in Asset-Backed Finance Assets in distressed securities or entities that are in or may become bankrupt, which typically involves elevated risk.

A portion of the Company’s subsidiaries’ assets are and may continue to be in obligations or securities that are rated below investment grade by recognized rating services such as Moody’s and Standard & Poor’s or in restructurings that involve Asset-Backed Finance Assets that are experiencing or are expected to experience severe financial difficulties. Securities rated below investment grade and unrated securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. Securities rated below investment grade and unrated securities are typically subject to adverse changes in general economic conditions, changes in the financial condition of their issuers and price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of securities rated below investment grade and unrated securities may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.

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

Certain of the Company’s assets consist of loans or securities, or interests in pools of securities that are subordinated or may be subordinated in right of payment and ranked junior to other securities issued by, or loans made to obligors. If an obligor experiences financial difficulty, holders of its more senior securities will be entitled to payments in priority to the Company. Some of the Company’s Asset-Backed Finance Assets may also have structural features that divert payments of interest and/or principal to more senior classes of loans or securities backed by the same assets when loss rates or delinquency exceeds certain levels. This may interrupt the income the Company receives from its acquisitions, which may lead to the Company having less income to distribute to Shareholders.

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

Senior secured loans are usually rated below investment-grade or may also be unrated. As a result, the risks associated with senior secured loans are similar to the risks of below-investment-grade fixed-income instruments. Investment in senior secured loans rated below investment-grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment-grade issuers to default on their payments of interest and principal owed to the Company, and such defaults could have a material adverse effect on the Company’s performance. Senior secured loans are subject to a number of risks described elsewhere in this Annual Report on Form 10-K, including liquidity risk and the risk of investing in below-investment-grade fixed-income instruments. There may be less readily available and reliable information about most senior secured loans than is the case for many other types of securities. As a result, the Operating Manager relies primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources.

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

Credit-linked securities, which are generally considered to be a type of structured instrument, are debt securities that represent an interest in a pool of, or are otherwise collateralized by, one or more corporate debt obligations or credit default swaps on corporate debt or loan obligations. The Company will have the right to receive periodic interest payments from the issuer of the credit-linked security at an agreed-upon interest rate, and a return of principal at the maturity date. To the extent such instruments will be held by the Company, the Company would bear the risk of loss of its principal investment, and the periodic interest payments expected to be received for the duration of its investment, in the event that one or more of the underlying debt obligations go into default or otherwise become non-performing. In addition, to the extent such instruments will be held by the Company’s subsidiaries, the Company would bear the risk that the issuer of the credit-linked security will default or become bankrupt. In such an event, the Company could have difficulty being repaid, or fail to be repaid, the principal amount of its investment and the remaining periodic interest payments thereon. Acquisition of credit-linked instruments also involves reliance on the counterparty to the swap entered into with the issuer to make periodic payments to the issuer under the terms of the credit default swap. Additionally, credit-linked instruments are typically structured as limited recourse obligations of the issuer of such securities such that the securities issued will usually be obligations solely of the issuer and will not be obligations or responsibilities of any other person. The market for credit- linked securities can be, or suddenly can become, illiquid. The value of a credit-linked instruments will typically increase or decrease with any change in value of the underlying debt obligations, if any, held by the issuer and the credit default swap. Further, in cases where the credit-linked instruments will be structured such that the payments to the Company are based on amounts received in respect of, or the value of performance of, any underlying debt obligations specified in the terms of the relevant credit default swap, fluctuations in the value of such obligation will usually affect the value of the credit-linked instrument. The collateral of a credit-linked instrument can be one or more credit default swaps, which are subject to additional risks.

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

The Company and/or Asset-Backed Finance Assets may utilize customized derivative instruments, such as a total return swap (“TRS”), to receive synthetically the economic attributes associated with an acquisition in a security or financial instrument or a basket of securities or financial instruments. In lieu of a TRS, the Company may also use one or more special purpose vehicles to borrow under a subscription line credit facility. TRS allow shareholders to gain exposure to an underlying instrument without actually owning the instrument. In these swaps, the total return (interest, fixed fees and capital gains/losses on an underlying credit instrument) is paid to a shareholder in exchange for a floating rate payment. A TRS may be a leveraged interest in the underlying instrument. Because swap maturities may not correspond with the maturities of the credit instruments underlying the swap, swaps may need to be renewed as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and, if they do not renew, that the Company and/or an Asset-Backed Finance Asset, as applicable, would be able to obtain suitable replacement providers. TRS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks. There may be circumstances in which the Operating Manager would conclude that the best or only means by which the Company and/or an Asset-Backed Finance Asset could make a desirable acquisition is through the use of such derivative structures. The Company and/or its Asset-Backed Finance Assets may be exposed to certain risks should the Operating Manager use derivatives as a means to implement synthetically its strategies. If the Company and/or an Asset-Backed Finance Asset enters into a derivative instrument whereby it agrees to receive the economic return of an individual security or financial instrument or a basket of securities or financial instruments, it will typically contract to receive such returns for a predetermined period of time. During such period, the Company and/or such Asset- Backed Finance Asset, as applicable, may not have the ability to increase or decrease its exposure. In addition, such customized derivative instruments are expected to be highly illiquid and it is possible that the Company and/or such Asset-Backed Finance Asset, as applicable, will not be able to terminate such derivative instruments prior to their expiration date or that the penalties associated with such a termination might impact the Company’s performance in a materially adverse manner. In the event the Company and/or an Asset-Backed Finance Asset, as applicable, seeks to participate through the use of such synthetic derivative acquisitions, it may not acquire any voting interests or other shareholder rights that would be acquired with a direct acquisition of the underlying asset, securities or financial instruments. Accordingly, the Company and/or such Asset-Backed Finance Asset may not be able to participate in matters submitted to a vote of the shareholders or other holders of record. In addition, the Company and/or such Asset-Backed Finance Asset, as applicable, may not receive all of the information and reports to shareholders that it would receive with a direct acquisition. Further, the counterparty to any such customized derivative instrument may be paid structuring fees and ongoing transaction fees, which will reduce the performance of the Company and/or such Asset-Backed Finance Asset, as applicable. Finally, the tax treatment of such customized derivative instruments may be uncertain and, if the tax treatment of such instruments is successfully challenged by the IRS (as defined below) or any other taxing authority, the Company may directly or indirectly bear tax liabilities in respect of such instrument and/or a Shareholder’s after-tax return from its investment in the Company may be adversely affected.

Our acquisitions of equity securities are subject to limited marketability and price volatility.

The Company’s subsidiaries hold assets in equity securities and may hold assets in equity security-related derivatives, such as cash-settled equity swaps. Investments in equity securities of small or medium-sized market capitalization companies will have more limited marketability than the securities of larger companies. In addition, securities of smaller companies may have greater price volatility. For example, acquisition of equity securities may arise in connection with the Company’s debt acquisition opportunities, which may be accompanied by “equity-kickers” or warrants, as well as in the form of equity acquisitions in Platform Investments, to the extent that any such Platform Investment is allocated to Apollo Clients (such as the Company) and not Apollo in accordance with Apollo’s policies and procedures. See also “—Due to conflicts between Apollo or its affiliates and the Company regarding allocation of acquisition opportunities, there is no guarantee that the Company will participate in specific Apollo opportunities, which may harm the Company’s performance” below. The Company may use acquisitions of equity security-related derivatives to obtain leveraged and/or synthetic exposure to target companies. Equity security-related derivatives may be less liquid than direct acquisitions of equity securities, and the Company may be limited in its ability to exit an equity security-related derivatives investment quickly or prior to an agreed upon maturity date. In addition, equity security-related derivatives typically do not convey voting rights in the underlying securities, and the Company therefore may not be in a position to exercise control over or vote its interest in its economic stake in the asset. The Company may choose to short the equity of an issuer when another technique is not available, most notably a bond or some other derivative. In addition, the Company may be forced to accept equity in certain circumstances. The value of these financial instruments generally will vary with the performance of the issuer and movements in the equity markets. As a result, the Company may suffer losses if it acquires equity instruments of issuers whose performance diverges from the Operating Manager’s expectations or if equity markets generally move in a single direction and the Company has not hedged against such a general move. The Company also may be exposed to risks that issuers will not fulfill contractual obligations such as, in the case of private placements, registering restricted securities for public resale. In addition, equity securities fluctuate in value in response to many factors, including the activities and financial condition of individual companies, geographic markets, industry market conditions, interest rates and general economic environments.

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

Whenever a potential conflict of interest arises among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of the Members, on the other hand, which is not already approved in the LLC Agreement, the Board (or a committee of the Board consisting of independent directors, which is initially the Audit Committee) or the Operating Manager or affiliates of the Operating Manager may resolve such conflict of interest. If the Board or the Operating Manager determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Company), then it will be presumed that in making this determination, the Board or the Operating Manager acted in good faith. A holder of our Shares seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption by clear and convincing evidence. This is different from the situation with a typical Delaware corporation, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

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

Our LLC Agreement eliminates certain duties (including fiduciary duties) owed by the Board or other parties to the Company, the Members and the Shareholders. The Board, Apollo, the Members, the Operating Manager, our officers and their respective affiliates and certain service providers are entitled to exculpation and indemnification resulting in limited right of action for Shareholders.

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

The expenses (including legal fees and expenses) (whether or not advanced) and other liabilities resulting from the applicable Series’ indemnification obligations are generally Operating Expenses and will be paid by or otherwise satisfied out of the assets of the applicable Series. The application of the foregoing standards may result in Shareholders having a more limited right of action in certain cases than they would have in the absence of such standards. To the fullest extent permitted by applicable law, except in the case of a Triggering Event, in the exercise of its authority pursuant to the LLC Agreement, the Operating Manager is not required or expected to disregard the interests of other Apollo Clients and other Apollo stakeholders (including Apollo, its subsidiaries and their owners) if such interests are in conflict with those of the Company (although the Operating Manager is not authorized to disregard the interests of the Company). Further, members of the Board and each committee thereof are held only to a duty of subjective good faith, and generally will be considered to have acted in good faith if they subjectively believe that a decision is in the best interests of the Company. As a result of these considerations, even though such provisions in the LLC Agreement do not act as a waiver on the part of any Shareholder of any of its rights under applicable U.S. securities laws or other laws the applicability of which is not permitted to be waived, the Company may bear significant financial losses even where such losses were caused by the negligence (even if heightened) of such indemnified parties. Such financial losses may have an adverse effect on the returns to the Shareholders.

Our LLC Agreement includes a jury trial waiver that could limit the ability of shareholders of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company.

The LLC Agreement contains a provision pursuant to which Shareholders of the Company waive and release their respective rights to a trial by jury in any action or proceeding arising out of or relating to the LLC Agreement, or the transactions contemplated thereby. This jury trial waiver does not apply to any claim or cause of action arising out of or relating to the U.S. federal securities laws. Any person who becomes a Shareholder of the Company as a result of a transfer or assignment of Shares, including any purchasers in a secondary transaction, would become subject to the terms of the LLC Agreement, including the waiver of jury trial provisions.

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

Our LLC Agreement designates the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state courts in the State of Delaware or the United States District Court for the District of Delaware, and any appellate court thereof, as applicable, as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, members, managers, officers or other employees or their affiliates.

As permitted by the LLC Act, our LLC Agreement provides that, subject to certain exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for any suit, action or proceeding seeking to enforce any provision of, or based on any matter arising out of or in connection with, the LLC Agreement or the transactions contemplated thereby, including any claim or cause of action (whether in contract, tort, statute, common law or otherwise) that may be based upon, arise out of or relate to the negotiation, execution or performance of the LLC Agreement including any claim (A) related to a representation or warranty made in connection with the LLC Agreement, (B) brought on behalf of the Company or a Series, (C) asserting a breach of a duty, owed by any current or former Director, officer, employee, Operating Manager, Member or Shareholder of the Company or a Series, (D) arising pursuant to any provision of the LLC Act or the LLC Agreement or (E) governed by the internal affairs doctrine or, if such court lacks jurisdiction over the subject matter of such proceeding or if such jurisdiction is not available, the other courts of the State of Delaware or the United States District Court for the State of Delaware, and any appellate court thereof. This provision of our LLC Agreement does not provide exclusive jurisdiction to the Court of Chancery of the State of Delaware or any other state court in the State of Delaware where such court does not have jurisdiction, such as actions or proceedings brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

To prevent the Company from having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our LLC Agreement provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may have the effect of increasing shareholders’ difficulty in bringing claims against us or our directors, members, managers, officers or employees or their affiliates, potentially increasing the costs associated with bringing such claims and discouraging such claims. Any such provision in the Company’s LLC Agreement remains subject to any related substantive requirements under the Securities Act.

In connection with the submission to such courts in an appropriate action or proceeding, our LLC Agreement provides that each shareholder waives any objection to venue in such courts and defense of inconvenient forum to the maintenance of such action or proceeding in such courts, in each case, to the fullest extent permitted by applicable law. Shareholders will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in our LLC Agreement. Furthermore, the validity of our forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find our forum selection provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions and we may not obtain the benefits of limiting jurisdiction to the courts selected.

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

The Company may acquire Asset-Backed Finance Assets domiciled in or with operations or assets in countries outside of the United States, some of which may prove to be unstable. Additionally, there is often a high degree of government regulation in non-U.S. economies, including in the securities markets. Action by such governments may directly affect foreign investment in securities in those countries and may also have a significant indirect effect on the market prices of securities and of the payment of dividends and interest.

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

While bidding on and operating Asset-Backed Finance Assets, the Operating Manager will generally design and, after an acquisition, establish the capital structure of Asset-Backed Finance Assets on the basis of financial projections for such Asset-Backed Finance Assets. Projections are forward- looking statements and are based upon certain assumptions. Projected operating results will normally be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions that the Operating Manager believes are reasonable at the time that the projections are developed. Projections are subject to a wide range of risks and uncertainties, however, and there can be no assurance that the actual results may not differ materially from those expressed or implied by such projections. Moreover, the inaccuracy of certain assumptions, the failure to satisfy certain financial requirements and the occurrence of other unforeseen events could impair the ability of an Asset-Backed Finance Asset to realize projected values. General economic conditions, which are not predictable, can also have a material adverse impact on the reliability of such projections.

Our business may be affected by purchasing, holding or disposing of special purpose vehicles or subsidiaries.

The Company has and is expected to purchase or hold through one or more special purpose vehicles or other subsidiaries a group of assets (regardless of whether such assets are related, purchased from a single seller or neither) in a single issuer or a group of issuers. If the Company purchases or holds through a special purpose vehicle or other subsidiary a group of assets (regardless of whether such assets are related, purchased from a single seller or neither) in a single issuer or a group of issuers, the Board or the Operating Manager, pursuant to delegation by the Board, has the authority, in its discretion, to designate any such special purpose vehicle or subsidiary as an Asset-Backed Finance Asset at any time, including before or after the creation or utilization thereof, and the Operating Manager will, in its discretion, define which entity or entities constitutes the Asset-Backed Finance Asset. Any such special purpose vehicle or other subsidiary (and not, for the avoidance of doubt, any asset made or held through such entity) will, unless otherwise determined by the Operating Manager in its discretion, be treated as an “Asset-Backed Finance Asset” for all purposes under the LLC Agreement, including that any such entity will be authorized to freely reinvest proceeds in, substitute collateral for, provide one or more guarantees, letters of credit, equity commitment letters or similar credit support (including on a joint and several or cross-collateralized basis or otherwise as described herein or in the LLC Agreement) for, and otherwise engage in financial transactions with, any of the entities comprising the enterprise conducted through such special purpose vehicle or other subsidiary and otherwise optimize its portfolio. In connection therewith, any such special purpose vehicle or other subsidiary may utilize or reserve proceeds generated at the level of any such special purpose vehicle or other subsidiary for purposes of making additional acquisitions or paying or reserving for the payment of fees, costs, expenses and other obligations of such special purpose vehicle or other subsidiary without having any obligation to necessarily cause such proceeds to be distributed by such special purpose vehicle or other subsidiary to the Company (and, in turn, to the Shareholders), even if such special purpose vehicle or other subsidiary is an entity that is utilized to facilitate the making of acquisitions by the Company only, or the Company together with other Apollo Clients. No restriction, limitation or obligation set forth herein or in the LLC Agreement or any agreement to or with one or more Shareholders (an “Other Agreement”) that is applicable to the Company will be deemed to apply at the level of a special purpose vehicle, subsidiary, Asset-Backed Finance Asset, Asset or issuer. As such, the Operating Manager is subject to conflicts of interest in determining whether an entity should be designated as an Asset-Backed Finance Asset.

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

Apollo provides investment management services to other Apollo Clients, and Apollo and/or such Apollo Clients will have one or more strategies that overlap or conflict with those of the Company. The employment by Apollo of conflicting strategies for other Apollo Clients could adversely affect the prices and availability of the securities and other assets which the Company acquires.

As a general matter, the Company is permitted to participate in acquisition opportunities alongside other Apollo Clients and in certain instances alongside Apollo affiliates (such as Syndication Entities), subject to and in accordance with Apollo’s allocation policies and procedures, in effect from time to time. If participation in specific acquisition opportunities is appropriate for both the Company and one or more other Apollo Clients (or Apollo itself), participation in such opportunities will be allocated pursuant to Apollo’s allocation policies and procedures. There can be no assurance, however, that the application of such policies will result in the allocation of a specific opportunity to the Company or that the Company will participate in all opportunities falling within its objective. Such considerations can result in allocations of certain opportunities among the Company and other Apollo Clients on other than a pari passu basis and, in some cases, to a newly formed Apollo Client established for a particular acquisition. In the past, the application of such policies has resulted in the allocation by Apollo of certain investment opportunities relating to the alternative investment management business to (i) Apollo rather than to Apollo Clients or (ii) a newly formed Apollo Client created for a particular acquisition opportunity, and Apollo expects to allocate such opportunities in a similar manner in the future. As Apollo continues to seek additional sourcing channels for acquisition opportunities for the Company and other Apollo Clients, as well as Apollo, it is also anticipated that there will be opportunities for acquisitions in various companies or businesses, including among others financial services companies and investment advisory/management businesses, that would be allocated to Apollo (and not Apollo Clients, including the Company) as part of developing investment sourcing opportunities for the platform, including as part of such underlying investment, a commitment to fund or otherwise contemporaneously participate in such sourcing opportunities by Apollo Clients, including the Company (such investments, “Platform Investments”). Any fees, costs and expenses arising from or in connection with the discovery, evaluation, investigation, development and consummation of potential Platform Investments or joint ventures (including joint ventures formed in connection with Platform Investments) will be considered Operating Expenses and will be borne by the Company in accordance with Apollo’s expense allocation procedures. In addition, for any such Platform Investments or joint ventures, to the extent the Company participates in one or more acquisition opportunities sourced by such platform (irrespective of whether any such investment is consummated), any fees earned by Apollo in respect of such Platform Investment or joint venture, including management fees or other incentive compensation arrangements, will not constitute Special Fees and will not be applied to reduce Management Fees; instead such payments will be treated as Other Fees. None of the Shareholders will have an interest in investments made by such other Apollo Clients solely by reason of their investment in the Company. See “—Risks Related to Regulatory Matters—Some of our assets may be treated as “securitizations” under the EU/U.K. Risk Retention Rules.”

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

Certain of our and our affiliates’ officers, employees, consultants or operating partners may serve as directors of certain Asset-Backed Finance Assets. In addition to any duties such persons may owe to the Company, as directors of Asset-Backed Finance Assets, these individuals will also owe duties to the shareholders of the Asset-Backed Finance Assets and persons other than the Company (which, in each case, could include other Apollo Clients who are themselves shareholders of such Asset). In general, such positions are often important to the Company’s strategy and may enhance the ability of the Operating Manager to manage the Company’s assets. However, such positions may have the effect of impairing the ability of the Company to sell the related assets when, and upon the terms, the Operating Manager may otherwise desire. In addition, such positions may place our officers or such other persons in a position where they must make a decision that is either not in the best interests of the Company or not in the best interests of the shareholders of the Asset-Backed Finance Asset. Should a Company officer or other representative make a decision that is not in the best interests of the shareholders of an Asset, such decision may subject the Operating Manager and the Company to claims they would not otherwise be subject to as a shareholder, including claims of breach of the duty of loyalty, securities claims and other director-related claims. In general, the Company will indemnify the Operating Manager and other indemnified parties from such claims.

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

The Company and its Asset-Backed Finance Assets will acquire or appoint from time to time Affiliated Service Providers to provide particular services to the Asset-Backed Finance Assets and the Company, including AGS, as discussed in more detail below. The Company and any such Asset- Backed Finance Assets depends upon the diligence, skill and business relationships of the Affiliated Service Providers. Key employees of an Affiliated Service Provider could depart at any time. The departure of one or more key employees or a significant number of the employees of an Affiliated Service Provider could therefore affect such Affiliated Service Provider’s ability to provide services to the Company or its Asset-Backed Finance Assets, which could have a material adverse effect on the Company’s ability to achieve its objectives. Affiliated Service Providers will not provide services to the Company or its Asset-Backed Finance Assets on an exclusive basis, and could prioritize servicing other Apollo Clients, Apollo or its affiliates or their respective portfolio investments over the Company or its Asset-Backed Finance Assets.

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

In some instances, the making or acquisition of Asset-Backed Finance Assets involves an ongoing commitment to a municipal, state or federal government, quasi-government, industry, self-regulatory or other relevant regulatory authority, body or agency (“Regulatory Agencies”). These more highly regulated industries include among others, real estate, financial services (including banking, investing and mortgage servicing), transportation (e.g., aviation), energy and power generation, civil engineering and urban development, construction and businesses that serve primarily customers that are governmental entities, including the defense industry. Certain asset-based instruments (e.g., those involving hospitality, hotels and leisure) also can involve regulated activities (e.g., gaming and liquor). The nature of these obligations exposes the owners of Asset-Backed Finance Assets to a higher level of regulatory control than typically imposed on other businesses, including rules regarding transfer of ownership. Regulatory Agencies may impose conditions on the construction, operations and activities of an Asset-Backed Finance Asset as a condition to granting their approval or to satisfy regulatory requirements. This may include requirements that such assets remain managed by the Company, the Operating Manager or their respective affiliates, which may limit the ability of the Asset-Backed Finance Assets to dispose of the assets at opportune times.

Regulatory Agencies may have considerable discretion to change or increase regulation of the operations of an Asset-Backed Finance

Asset or to otherwise implement laws, regulations or policies affecting its operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agency counterparties may have. Accordingly, additional or unanticipated regulatory approvals, or reviews, including, without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions, may be required to acquire Asset-Backed Finance Assets, and additional approvals, or reviews, may become applicable in the future due to, among other reasons, a change in applicable laws and regulations or a change in the relevant Asset-Backed Finance Asset’s customer base. There can be no assurance that an Asset-Backed Finance Asset will be able to: (i) obtain all required regulatory approvals that they do not yet have or that they may require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Licenses and regulatory approvals may be expensive or result in delays to transfer of development of Asset-Backed Finance Assets. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by an Asset-Backed Finance Asset, the completion of a previously announced acquisition or sale to a third party, or could prevent operation of a facility owned by an Asset-Backed Finance Asset, the completion of a previously announced acquisition or sale to a third party, or could otherwise result in additional costs to the Asset-Backed Finance Asset and the Company.

Since many Asset-Backed Finance Assets will provide basic, everyday services and face limited competition, Regulatory Agencies may be influenced by political considerations and may make decisions that adversely affect the Asset-Backed Finance Asset’s business. Certain types of Asset- Backed Finance Assets are very much in the “public eye” and politically sensitive, and as a result the Company’s activities, may attract an undesirable level of publicity. Additionally, pressure groups and lobbyists may induce Regulatory Agency action to the detriment of the Company as the owner of the relevant asset or business. There can be no assurance that the relevant government will not legislate, impose regulations or change applicable laws or act contrary to the law in a way that would materially and adversely affect the business of the Asset-Backed Finance Assets. The profitability of certain types of Asset-Backed Finance Assets may be materially dependent on government subsidies being maintained (for example, government programs encouraging the development of certain technologies such as solar and wind power generation). Reductions or eliminations of such subsidies may have a material adverse impact on the Asset-Backed Finance Assets and the Company.

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

An Asset-Backed Finance Asset also could be negatively affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact an Asset-Backed Finance Asset’s business and governments may be influenced by political considerations and may make decisions that adversely affect an Asset-Backed Finance Asset’s business. Additionally, certain Asset-Backed Finance Assets have unionized work forces or employees who are covered by a collective bargaining agreement, which could subject any such Asset- Backed Finance Asset’s activities and labor relations matters to complex laws and regulations relating thereto.

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

The Company may (i) create a special purpose vehicle, contribute the Company assets to such vehicle (or make acquisitions directly through such vehicles), and cause such vehicle to make borrowings or (ii) cause multiple such vehicles to engage in joint borrowings and/or cross-collateralize assets held by such vehicles. The lender or other provider of financing in any such arrangement can be any party from which the Company is permitted to borrow, as described under “—Credit facilities may impose limitations on our business, such as caps on borrowings, or result in the Company being liable for borrowings of another party to a transaction” above. Any arrangements entered into by such vehicle or entity (and not the Company itself), will not be considered borrowings by the Company for purposes of the limits on borrowings (or any limits on issuing additional interests) by the Company or limits on cross-collateralization. In either case of (i) or (ii), such vehicle(s) will not be treated as a single vehicle for purposes of ABC’s limitations, if any even if multiple Asset-Backed Finance Assets are pledged to and at risk with respect to a borrowing with respect to one single Asset-Backed Finance Asset. In connection with the foregoing, distributions from one Asset-Backed Finance Asset may be used to pay interest and/or principal on borrowing secured by other Asset-Backed Finance Assets, which amounts will also not be treated as interest by the Company for purposes of any limitations. The use of back leverage potentially enhances the return profile of these Asset-Backed Finance Assets and the Company overall, but also increases the risk of the applicable Asset-Backed Finance Assets, including the risks associated with collateralized Asset- Backed Finance Assets held through the same leverage facilities. See “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Asset-Backed Finance Asset and this may increase the exposure of such Asset-Backed Finance Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” below.

If the Company were to create one or more of such vehicles, the Company would depend on distributions from a vehicle’s assets out of its earnings and cash flows to enable the Company to make distributions to its Shareholders. The ability of such a vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict the Company’s ability, as the holder of a vehicle’s common equity interests, to receive cash flow from these Asset- Backed Finance Assets. There is no assurance any such performance tests will be satisfied. Also, a vehicle may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan in, and the distribution of cash out of, such a vehicle, or cash flows may be completely restricted for the life of the relevant vehicle. Such restrictions or other delays in distributions resulting from these arrangements could also result in Series II Shareholders being subject to tax on income or gains without receiving corresponding cash distributions from Series II, which taxes may be material.

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

From time to time, the Company may provide interim financing to Asset-Backed Finance Assets or may “underwrite” Co-Investment capital in order to facilitate an acquisition, typically on an unsecured basis (which may initially be intended on a short-term basis but may become a long-term basis as more fully described below) in anticipation of a future issuance of equity or long-term debt securities, repayment, refinancing or “sell-down” to Co-Investors. It can be expected that the Company will make loans to Asset-Backed Finance Assets where such Asset requires an infusion of cash for various reasons, including, but not limited to, capital expenditures. In some situations, the Company expects to make a short-term loan or otherwise invest on an interim basis in an Asset-Backed Finance Asset. In particular, the Company may make (i) acquisitions in excess of the amounts that the Company wishes to hold therein with a view to selling the excess to another person or entity within 12 months or less of such acquisition, (ii) acquisitions intended to be financed by the Company or a special purpose vehicle with a third party within 12 months or less of its acquisition or (iii) engage in financing transactions (including loan guarantees) intended to be repaid in 12 months or less entered into between the Company and an Asset-Backed Finance Asset or through an Asset-Backed Finance Asset on an interim basis pending the refinancing or sale to another person or entity in connection with, or in order to facilitate, the consummation of the Company’s acquisition of the Asset-Backed Finance Asset or through an Asset- Backed Finance Asset. While any such short-term loan (or bridge financing) could be converted into a more permanent, long-term security, it is entirely possible, for reasons not always in the Company’s control, issuance of long-term securities or other refinancing or syndication may not occur and such short-term loans (or bridge financings) may remain outstanding for long periods of time. Similarly, expected sources of cash to repay loans to the borrower may not become available. In such events, the interest rate charged may not adequately reflect the risk associated with the position taken by the Company.

Where both the Company and one or more Syndication Entities (as defined below) commit to all or any portion of an asset that is expected to be syndicated, Apollo may choose to split the post-closing syndication between the Company and such Syndication Entities based on a methodology determined by Apollo, in its discretion, which could include syndication on a non-pro rata basis. If there is insufficient demand and the full amount bridged by the Company and Syndication Entities in the aggregate is not repaid, refinanced or syndicated (including for reasons outside of the control of the Company or such Syndication Entities), the Company will be left with a more concentrated exposure to the relevant asset than was originally desired and a more concentrated exposure than it would have had if the Company’s Bridge Financing were syndicated on a priority basis relative to Syndication Entities. In addition, where Syndication Entities and/or the Company commit to any portion of a follow-on investment that is expected to be syndicated and any portion of such follow-on investment is not successfully syndicated,

Syndication Entities and/or the Company could as a result participate in the follow-on investment on a non-pro rata basis relative to their share of the original investment. In connection with any syndication undertaken together by the Company and any Syndication Entities, it is anticipated that the Company would obtain “back-to-back” commitments or support from such Syndication Entities and bear the credit risk of such Syndication Entities vis-à-vis the potential Asset-Backed Finance Asset. The Company may not be compensated for bearing such risk; however, it is not anticipated that such risk would be material. Furthermore, the interest rate (if any) on a Bridge Financing may not adequately reflect the risk associated with the unsecured position taken by the Company.

Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person.

The Operating Manager may, from time to time, depending on the type of acquisition opportunity, in its discretion, offer Co-Investments to, reserve Co-Investments for or otherwise cause the Company to participate in Co-Investments with Co-Investors (including participants in side-by-side co-investment rights). The Operating Manager may also structure a Co-Investment in a manner that does not involve forming a vehicle managed or advised by the Operating Manager or one of its affiliates, and any Shareholders so participating in such Co-Investment will not be Co-Investors for purposes of the LLC Agreement unless otherwise determined by the Operating Manager, in its discretion.

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

Apollo could be contractually incentivized or obligated to offer certain Co-Investors a minimum amount of Co-Investments, or otherwise bear adverse economic consequences for failure to do so, which consequences may include, a loss of future economic rights, including performance fee or other incentive arrangements. Apollo also could agree, in an Apollo Client’s governing documents, that all or certain of the investors in such Apollo Client will be offered Co-Investments arising out of such Apollo Client’s investment activities on a priority basis before any other person is offered all or a portion of any such opportunity (however, such an agreement generally would be expected to be subordinate to Apollo’s ability to offer Co-Investments to other Apollo Clients or strategic Co-Investors). Further, from time to time, Apollo establishes Apollo Clients for the sole purposes of investing in co-investment opportunities that arise. No Shareholder (i) should have any expectation of receiving a Co-Investment or (ii) will be owed any duty or obligation in connection therewith. Moreover, given Apollo’s management of substantially all of the Athene Group’s assets, and the treatment of the Athene Group and its related entities as Apollo Clients under applicable circumstances (notwithstanding the merger between Apollo and the Athene Group), Apollo is incentivized to allocate co-investment opportunities to the Athene Group, which could create the appearance or existence of a conflict of interest insofar as Apollo being viewed as allocating Co-Investment opportunities, including on a selective basis, to itself.

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

The commitment of Co-Investors to an Asset-Backed Finance Asset could be substantial and such acquisitions may involve risks not present in acquisitions where such Co-Investors are not involved. Any fees, costs or expenses related to Co-Investments will generally be borne, directly or indirectly (including by the Asset), by the Company, irrespective of whether such Co-Investments are ultimately consummated, and include, among other things, broken deal expenses and any other expenses that a Co-Investor refuses to bear. All such amounts, including broken deal expenses that are not borne by Co-Investors, will be considered Operating Expenses of, and be borne by, the Company. Further, the Company may, in certain circumstances, be liable for the entire amount of such fees, costs and expenses, even if Co-Investors commit to participate in the relevant acquisitions at the same time as the Company. Further, it is possible that a Co-Investor may experience financial, legal or regulatory difficulties, may at any time have economic, tax or business interests or goals that are inconsistent with those of the Company, may take a different view from Apollo as to the appropriate strategy for an acquisition or may be in a position to take action contrary to the Company’s objectives. Additionally, the Company’s position could also be diluted or subordinated by subsequent investments of Co-Investors. Finally, the Company may in certain circumstances be liable for the actions or omissions of Co-Investors. See also “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” above.

Apollo and its affiliates (which may include participation by Apollo professionals and employees and other Apollo Clients or entities and other advisors/relationships of Apollo) are permitted to invest in Asset-Backed Finance Assets outside of the Company, on terms no more favorable than the terms on which the Company participates in such asset to the extent reasonably practicable and subject to legal, tax, regulatory or similar considerations applicable to such persons. Such Co-Investments, if offered, will be in addition to any other Co-Investments offered to any other person.

In addition to one or more investment vehicles through which Apollo will offer certain qualified Apollo professionals and employees (and in certain cases, employees of portfolio investments of Apollo or Apollo Clients) the opportunity to invest in the Company, Apollo, including Apollo professionals and employees and other Apollo Clients or entities and other key advisors/relationships of Apollo, are permitted to invest in portfolio investments outside of the Company (the “Apollo Co-Investment”).

Acquisitions with Syndication Entities or other third parties could subject us to a conflict of interest in determining the portion of such acquisition to be allocated to the Company.

In addition to the ability to syndicate the Company’s assets to Co-Investors as described herein, Apollo has established one or more investment vehicles (which, or the investors in which, include Apollo affiliates, Apollo Clients and third parties) that are dedicated syndication vehicles whose purpose includes committing to investments (in the form of equity or debt financing in either the same or different classes, series or tranches) including alongside the Company and/or other Apollo Clients, with a view toward syndicating all or a portion of certain of such investments to the Company, other Apollo Clients, Apollo professionals, employees or other professionals and their friends and family members (including their respective family offices), Apollo itself, co-investors and/or other third parties in certain circumstances (each a “Syndication Entity”). Syndication Entities are anticipated to be permitted to be offered the opportunity to participate in acquisition opportunities only after the Company has been allocated its share of the applicable opportunity (as determined pursuant to Apollo’s allocation policies and procedures) and any Shareholder co-investment syndication has been accounted for. In the case of acquisitions, it is anticipated that the presence of a Syndication Entity could be beneficial to the Company and the potential acquisition in certain circumstances, including, among other things: (i) where the Company has exhausted its available capital for the applicable transaction; (ii) a customary co-invest syndication is not available or practical under the circumstances or does not (or is not expected to) result in a successful syndication of the full amount required; (iii) an acquisition is larger than what the Company would otherwise be able to speak for; (iv) a Syndication Entity could help to reduce concentration risk through syndicating excess deal capacity (after giving effect to the portions of the acquisitions that are allocated to the Company or, under certain circumstances, offered to Co-Investors); or (v) timing, legal, regulatory, tax or similar constraints could be mitigated or nullified to the extent a Syndication Entity commits to the transaction alongside the Company. Consistent with Apollo’s prior practice and experience, it is anticipated that co-investment opportunities will continue to play an important role in the Company’s acquisition program and will often be available for relatively large acquisitions (it being understood that there can be no guarantee on the ultimate availability of Co-Investment opportunities), and it is Apollo’s belief that a Syndication Entity could contribute to the execution of this program by allowing the Company to source and execute relatively larger transactions. The presence of a Syndication Entity could broaden the universe of attractive acquisitions available to the Company by allowing the Company to speak for larger deals while maintaining both what Apollo believes to be appropriate asset construction within the Company and Apollo’s typical levels of co-investor participation (without increasing duplicative exposure for co-investors), and could enable the Company to avoid complex consortium dynamics.

Such acquisitions will likely involve risks not present in acquisitions where a third party is not involved, including the possibility that a co- venturer or partner of the Company will at any time have economic or business interests or goals that are inconsistent with those of the Company, or may be in a position to take action contrary to the Company’s objectives. In addition, the Company could be liable for actions of its co-venturers or partners.

While it is not anticipated that a Syndication Entity will be entitled to be offered any acquisition opportunities in any particular strategy on a priority basis, Apollo could be subject to a conflict of interest in connection with its determination of the portion of such acquisition opportunity that is to be allocated to the Company or offered to Co-Investors. Further, Syndication Entities are anticipated to participate in the equity and debt of Asset- Backed Finance Assets, including where the Company participates (along with any Co-Investors) only in the equity of such Asset-Backed Finance Assets, in another level of the capital structure or in a non-pari passu manner vis-à-vis such Syndication Entities. No such participation will be included in the Apollo Co-Investment, nor will any such participation constitute a Co-Investment or be subject to the limitations thereon set forth in the LLC Agreement. To the extent any such arrangements are entered into, they could result in fewer co-investment opportunities being made available to the Shareholders.

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

While the Company has made and continues to expect to make acquisitions that are denominated in U.S. dollars, the Company may also acquire Asset-Backed Finance Assets denominated in other currencies around the world. Asset-Backed Finance Assets that are denominated in currencies other than U.S. dollars are subject to the risk from an investor’s perspective that the value of the currency could change in relation to one or more other currencies, including the U.S. dollar, the currency in which the books of the Company are kept and contributions and distributions generally will be made. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Company will incur costs in converting proceeds from one currency to another. The Operating Manager may, but is under no obligation to, employ hedging techniques to minimize these risks, the costs of which will be borne by the Company, although there can be no assurance that such strategies will be effective. See “—The Company and/or its Asset- Backed Finance Assets may engage in a variety of over-the-counter and other derivative transactions as part of their hedging or other strategies, which may subject the Company to increased risk or adversely affect the Company’s business. The Company could buy or sell options which involves the risk of losing the value of or incurring liability relating to those options” above. Non-U.S. prospective investors should note that the Shares are denominated in U.S. dollars. Prospective investors subscribing for Shares in any country in which U.S. dollars are not the local currency should note that changes in the value of foreign exchange between the U.S. dollar and such currency may have an adverse effect on the value, price or income of the investment to such prospective investors. In all instances, the fees, costs and expenses associated with hedging and similar transactions will be Operating Expenses and not considered borrowings by the Company.

Our Asset-Backed Finance Assets may enter into financing arrangements which involve risk of loss, covenants to maintain certain financial ratios or reduce or suspend distributions to the Company.

To the extent that the Company enters into financing arrangements, it is possible that such arrangements contain provisions that expose it to particular risk of loss. For example, any cross-default provisions could magnify the effect of an individual default. A cross-default provision in a bond indenture or loan agreement puts a borrower in default if the borrower defaults on another obligation. If a cross-default provision were exercised, this could result in a substantial loss for the Company, and/or the Company could lose its interests in performing acquisitions if they are cross-collateralized with poorly performing or non-performing acquisitions. Also, the Company or any Asset-Backed Finance Asset may, in the future, enter into financing arrangements that contain financial covenants that could require it to maintain certain financial ratios. If the Company or an Asset-Backed Finance Asset were to breach the financial covenants contained in any such financing arrangement, it might be required to repay such debt immediately in whole or in part, together with any attendant costs, and the Company might be forced to sell Asset-Backed Finance Assets. The Company might also be required to reduce or suspend distributions. Such financial covenants would also limit the ability of the Operating Manager to adopt the financial structure (e.g., by reducing levels of borrowing) which it would have adopted in the absence of such covenants. In addition, pursuant to the LLC Agreement, the Operating Manager is permitted to pledge assets of the Company and also guarantee the indebtedness of others (including Asset-Backed Finance Assets and entities through which acquisitions by the Company will be held). Tax-exempt prospective investors should note that the Company or its subsidiaries could enter into or use financing arrangements, including any Asset-Backed Finance Assets, which could be expected to create unrelated business taxable income (“UBTI”) for Series II Shareholders.

Certain clients of financial intermediaries who purchase Founder Shares or Anchor Shares may have a lower Management Fee and Performance Fee and others fees associated with them compared with other Investor Shares offered. Investors may not know whether their financial intermediaries will be eligible to acquire the Founder Shares or Anchor Shares.

Founder Shares are being offered to investors during the Initial Offer Period, and thereafter only (a) in connection with the DRIP and (b) to clients of designated Founder Intermediaries. Anchor Shares are not being offered to all investors, but only to clients of certain financial intermediaries designated by the Company or the Dealer Manager as Anchor Intermediaries.

Investors are subject to the same investment risks regardless of whether they become eligible to acquire the Anchor Shares and Founder Shares, which are structured to receive greater benefits as compared to the other Investor Shares. Lower or no upfront selling commissions, dealer manager fees or shareholder servicing fees will be paid with respect to the Anchor Shares or Founder Shares. Additionally, lower Management Fees and Performance Fee will be paid with respect to the Anchor Shares and Founder Shares compared with the other Investor Shares. As a result, the per Share amount of distributions on the Anchor Shares and Founder Shares could be higher compared to the other Investor Shares. To the extent lower Management Fees and Performance Fees will be paid with respect to the Anchor Shares and Founder Shares, the Management Fees or Performance Fees associated with the other Investor Shares will not be affected. The differences in fees between different types of Shares may result in the dilution of Investor Shares with higher fees rates compared to Share types with lower fees.

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

With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our debt acquisitions to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any projects or acquisitions outside of the United States, we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Asset-Backed Finance Asset and this may increase the exposure of such Asset-Backed Finance Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business.

The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Asset-Backed Finance Asset. The Company will typically leverage its acquisitions with debt financing at the Company, special purpose vehicle and/or Asset-Backed Finance Asset level. Utilization of such leverage (including through credit facilities (including subscription line facilities), guarantees, letters of credit, equity commitment letters, reverse repurchase agreements, dollar rolls, margin financing, options, futures, repurchase agreements, contracts, short sales, swaps (including TRS) and other derivative instruments or similar credit support (including on a joint and several or cross-collateralized basis or other forms of indebtedness or credit support)) will result in fees, expenses and interest costs borne by the Company. Although Asset-Backed Finance Asset- level debt is generally expected to be recourse only to the financed Asset-Backed Finance Asset, the Company may be required to provide equity commitment letters, completion guarantees, payment guarantees, environmental indemnities and so-called “non-recourse carve out guarantees” (e.g., guarantees of losses suffered by the lender, and in some cases of the full principal amount of the loan, in the event that the borrowing entity or its equity owners engage in certain conduct such as fraud, misappropriation of funds, unauthorized transfers of the financed property or equity interests in the borrowing entity, the commencement of a voluntary bankruptcy case by the borrowing entity or under other circumstances provided for in such guaranty or indemnity). Such arrangements will not constitute borrowings or guarantees under the LLC Agreement and will not be subject to the related caps, even though these arrangements pose many of the same risks and conflicts associated with the use of leverage that the caps intend to address. Although the use of leverage could enhance returns and increase the number of acquisitions that can be made by the Company, because leveraged assets are inherently more sensitive to declines in revenues and to increases in expenses and interest rates, they may also be at substantially increased risk of loss.

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

The leveraged capital structure of any Asset-Backed Finance Asset will increase the exposure of such Asset-Backed Finance Asset to adverse economic factors (such as rising interest rates, changes in commodity prices, downturns in the economy or a deterioration in the condition of such Asset- Backed Finance Asset or its industry), each of which may impair such Asset-Backed Finance Asset’s ability to finance its future operations and capital needs and may result in the imposition of restrictive financial and operating covenants. If any such factors cause or contribute to such Asset-Backed Finance Asset’s inability to generate sufficient cash flow to meet principal and/or interest payments on its indebtedness or similar payments or obligations, such Asset-Backed Finance Asset’s flexibility to respond to changing business and economic conditions may be constrained materially and may increase the risk of insolvency and the value of the applicable Series’ Asset-Backed Finance Asset could be significantly reduced or even eliminated. Similarly, with respect to leverage at the level of the applicable Series, if the assets of such Series are not sufficient to pay the principal of, and interest on, the debt when due, such Series could sustain a total loss of its acquisitions. The ability of Asset-Backed Finance Assets and other issuers to refinance debt securities may depend on their ability to sell new securities in the public high-yield debt market or otherwise, or to raise capital in the leveraged finance debt markets, which historically have been cyclical with regard to the availability of financing.

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

In addition, and as discussed below under “—Our acquisitions and assets are affected by the general economy and recent events, including market volatility, inflation and public health crises uncertainty in the global financial system could lead to an overall weakening of the U.S. and global economies, which could adversely affect the financial resources of the applicable Series’ Asset-Backed Finance Asset. Favorable borrowing conditions in the debt markets, which historically have been cyclical, have often benefited investments by Apollo Clients and enabled Apollo to make substantial distributions from the portfolio investments of its managed funds. However, there have been periods of volatility, uncertainty and a deterioration of the global credit markets which reduced shareholder demand and liquidity for investment-grade, high-yield and senior bank debt and caused some investment banks and other lenders to be unwilling (or significantly less willing) to finance new investments or to offer committed financing for investments on terms less favorable than terms offered in the past, making it significantly more difficult for sponsors or potential buyers to obtain favorable financing. There remain elevated levels of uncertainty in the global financial markets today and there can be no certainty that recurring periods of limited financing availability (or an increase in the interest cost) for leveraged transactions could return or persist, and should such conditions arise, they could impair, potentially materially, the applicable Series’ or an Asset-Backed Finance Asset’s ability to consummate transactions or could cause the applicable Series or an Asset-Backed Finance Asset to enter into certain leveraged transactions on less attractive terms.

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

The Company also may make debt and equity investments in an Asset-Backed Finance Asset for purposes of, for example, exercising its preemptive rights or warrants or options or converting convertible securities that were issued in connection with an existing investment in such Asset- Backed Finance Asset in order to, among other things, preserve the Company’s proportionate ownership when a subsequent equity or debt financing is planned, to protect the Company’s interest when, for example, such Asset-Backed Finance Asset’s performance does not meet expectations, to preserve or enhance the value of an existing interest (including through add-on acquisitions or other investments) or in anticipation of disposition, refinancing, recapitalization or other transactions. The availability of capital is generally a function of capital market conditions that are beyond the control of the Company, and there can be no assurance that the Company will be able to predict accurately the future capital requirements necessary for success or whether or not additional funds will be needed or be available from the Company or any other financing source. For instance, the Company may be called upon to make additional contributions or have the opportunity to increase its interest in an Asset-Backed Finance Asset. There can be no assurance that the Company will make additional contributions or that it will have sufficient funds or the ability to do so. Any decision by the Company not to make an additional contribution or its inability to make such a contribution may, in either case, have a substantial negative impact on an Asset- Backed Finance Asset in need of such a contribution. Such decision or inability may also result in dilution of the Company’s interest in a Joint Venture or a default in the Company’s funding obligations under a Joint Venture agreement, which may cause a diminution of the Company’s voting rights under the Joint Venture agreement or the exercise of remedies by any joint venture partner of the Company or may diminish the Company’s ability to influence the Asset-Backed Finance Asset’s future development. The Operating Manager, in its discretion, will have the authority to determine if a contribution of capital to an Asset-Backed Finance Asset (or to another issuer, including a successor of an Asset-Backed Finance Asset) is an additional contribution, a Bridge Financing or other obligation of the Company and what entity or entities comprise the Asset-Backed Finance Asset for this purpose, including for purposes of the LLC Agreement and the limitations set forth therein. The Operating Manager could be subject to conflicts of interest in making these decisions, or it could affect, among other things, the amount of capital available to invest. Further, proceeds generated from a restructuring or similar transaction that are subsequently reinvested are not expected to be subject to such limitations.

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

Overall, the situations in Ukraine and the Middle East remain uncertain and how they will unfold or impact the Company’s business, Asset- Backed Finance Assets or results of operations cannot be predicted. The potential further repercussions surrounding the situations in Ukraine and the Middle East are unknown and cannot be predicted, and no assurance can be given regarding the future of relations between countries.

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

Our potential acquisitions and assets are affected by the general economy and recent events, including market volatility, inflation and public health crises.

Various sectors of the global financial markets previously have experienced and could in the future experience adverse conditions. Further, recent volatility in the global financial markets and political systems of certain countries may have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. The asset-backed finance industry generally, and the Company’s activities in particular, are affected by general economic and market conditions and activity, such as interest rates, availability and spreads of credit, a lack of price transparency (see also “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Asset-Backed Finance Asset and this may increase the exposure of such Asset-Backed Finance Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” above), credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations, the imposition of tariffs or other trade barriers, technological developments and national and international political, environmental and socioeconomic circumstances. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. A worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of the Company’s assets, which could impair the Company’s profitability, result in losses and impact the Shareholders’ investment returns. A depression, recession or slowdown in the global economy or one or more regional markets (or any particular segment thereof) or a weakening of credit markets (including a perceived increase in counterparty default risk) would have a pronounced impact on Apollo, the Company and the Asset-Backed Finance Assets (which would likely be exacerbated by the presence of leverage in a particular Asset-Backed Finance Asset’s capital structure) and could adversely affect their profitability and ability to execute on their business plans, satisfy existing obligations, make and realize investments successfully, finance or refinance credit or draw on existing financings. The market price of any publicly traded securities held by the Company will separately be impacted by these conditions, including in a manner that does not reflect the direct impact on the relevant Asset-Backed Finance Assets. The Company’s financial condition also could be adversely affected by a significant general economic downturn, and the Company could be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Company’s business and operations. The long-term impact of these events is uncertain, but could continue to have a material effect on general economic conditions, consumer and business confidence and market liquidity.

The outbreak of the 2019 novel coronavirus ("COVID-19") presented, and along with other health crises could continue to present, material uncertainty and risk with respect to Apollo Clients’ performance and financial results. There is substantial uncertainty of the potential effect of such public health crises, on the Company and any Asset-Backed Finance Assets, which could have a material adverse effect on the Company’s assets (specifically, overall delay of the Company’s lending process, timelines and opportunities) and on the business, financial condition and results of operations of Asset-Backed Finance Assets, particularly those Asset-Backed Finance Assets that were already highly leveraged or distressed prior to potential economic downturns associated with these health crises, and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Failure to meet any such financial obligations could result in the Company and its Asset-Backed Finance Assets being subject to margin calls or being required to repay indebtedness or other financial obligations immediately in whole or in part, together with any attendant costs, and the Company and its Asset-Backed Finance Assets could be forced to sell some of its assets to fund such costs. In the event of any such consequences, the Company could lose both invested capital in and anticipated profits from the affected Asset-Backed Finance Asset. No previous success by the Operating Manager or its affiliates in dislocated markets is any guarantee of the Company’s success in respect of investing and managing Asset-Backed Finance Asset during and after public health crises such as the COVID-19 pandemic.

While the Operating Manager expects that the current environment will yield attractive investment opportunities for the Company, the acquisitions made by the Company are expected to be sensitive to the performance of the overall economy. General fluctuations in the market prices of securities and interest rates may affect the value of Asset-Backed Finance Assets or increase the risks associated with an investment in the Company. There can be no assurances that conditions in the global financial markets will not change to the detriment of the Company’s assets and strategy. A continuation of recent negative impacts on economic fundamentals and consumer and business confidence would likely further increase market volatility and reduce liquidity, both of which could adversely affect the access to capital, ability to utilize leverage or overall performance of the Company or one or more of its Asset-Backed Finance Assets and these or similar events may affect the ability of the Company to execute its strategy.

Inflation levels in Western economies have been and are expected to remain elevated relative to historic levels in coming quarters and there continue to be significant concerns that such high inflation may be sustained or possibly lead to stagflation. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets. For example, wages and prices of goods increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation may have negative effects on economic activity. There can be no assurance that inflation will not have an adverse effect on an Asset-Backed Finance Asset’s or the Company’s performance.

Force Majeure events may adversely affect our Asset-Backed Finance Assets.

Asset-Backed Finance Assets or assets may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, hurricanes, outbreaks of infectious disease, pandemic or any other serious public health concern, war, regional armed conflict, terrorism and labor strikes). Natural disasters, epidemics, pandemics and other acts of God, which are beyond the control of the Operating Manager, may negatively affect the economy, assets and livelihood of people throughout the world. For example, Southeast Asia and many countries in Asia, including China, Japan, Indonesia and Australia have been affected by earthquakes, floods, typhoons, drought, heat waves or forest fires. Disease outbreaks have occurred globally in the past (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu and COVID-19), and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country related to the Company’s assets may have a negative effect on the Company. Resulting catastrophic losses may either be uninsurable or insurable at such high rates as to make such coverage impracticable. If such a major uninsured loss were to occur with respect to any of the Company’s assets, the Company could lose both invested capital and anticipated profits.

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

Climate change and related regulation could result in significantly increased operating and capital costs and could reduce demand for the products and services of certain platform entities. The Company may acquire assets that are located in areas which are subject to heightened physical risks associated with climate change and, as such, there may be significant physical effects of climate change that have the potential to have a material effect on the Company’s business and operations. Physical impacts of climate change may include: increased storm frequency and severity of weather events (e.g., floods or hurricanes); wildfires; sea level rise; and extreme temperatures. For example, many climate models indicate that global warming is likely to result in rising sea levels, high tide flooding, hurricanes and risk of extreme weather events, which may lead to higher insurance costs, or a decrease in available coverage, for Asset-Backed Finance Assets located in affected areas. These climate-related changes could damage assets underlying Asset-Backed Finance Assets, especially assets located in low-lying areas near coasts and riverbanks, and facilities situated in hurricane-prone and rain-susceptible regions.

Moreover, the Company may be impacted by various climate-related transition risks, including increased focus by international, federal, state and local regulatory and legislative bodies, particularly in the EU and UK, on current and future laws, regulations, treaties or international agreements related to the emission of Greenhouse Gasses (“GHGs”) such as methane and CO2 and energy policies and sustainability practices more generally that could increase the compliance costs of certain Asset-Backed Finance Assets, including state actions to develop statewide or regional programs to reduce GHG emissions and energy costs. Proposed approaches to further regulate GHG emissions in several U.S. states include establishing GHG “cap-and-trade” programs, increased efficiency standards and incentives or mandates for pollution reduction, use of renewable energy sources or use of alternative fuels with lower carbon content. Adoption of any such laws or regulations could increase Asset-Backed Finance Assets’ costs to operate and maintain assets and could require the installation of new emission controls, acquire allowances for GHG emissions, tax payments related to GHG emissions and the administration and management of a GHG emissions program. These more restrictive regulations could materially impact the revenues and expenses available to service the Asset-Backed Finance Assets.

Additionally, efforts to disclose GHG emissions and climate-related financial risks through environmental sustainability legislation and regulation, or non-binding standards or accords, is an increased focus of global, national, regional and state regulators. Our operations may be subject to regulations in the U.S. and abroad that would require us to disclose certain information, such as GHG emissions and climate-related financial risks. Future costs to comply with such regulations are likely to increase our operating costs over time.

As a result of physical impacts from climate-related events, the Company may be vulnerable to the following: risks of damage to the Company’s Asset-Backed Finance Assets; indirect financial and operational impacts from disruptions to the operations of the Company’s assets due to severe weather or other unforeseen climate-related events; increased insurance premiums and deductibles or a decrease in the availability of coverage for Asset-Backed Finance Assets in areas subject to severe weather events; increased insurance claims and liabilities; increase in energy cost impacting operational returns; changes in the availability or quality of water or other natural resources on which businesses assets’ depend; decreased consumer demand for relevant products or services resulting from physical changes associated with climate change; incorrect long-term valuation of an equity asset due to changing conditions not previously anticipated at the time of the acquisition; and economic disturbances arising from the foregoing.

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
Tax Risks Related to the Company, the Shares and the Company’s Asset-Backed Finance Assets

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

The Company holds and expects to continue to hold certain of its Asset-Backed Finance Assets through wholly or partially owned SPVs. When possible, the Company will seek to structure acquisitions through SPVs in a tax efficient manner so as to be exempt from, or reduce income and withholding taxes in a particular SPV’s jurisdiction of formation or incorporation and any other jurisdictions in which the SPV operates, as well as withholding taxes or capital gains taxes arising in, or on payments from, the jurisdictions of the Company’s assets or activities. However, there is no guarantee that such benefits will be available, and, in some cases, the availability of these benefits may be subject to subsequent challenge and clawback. In some cases, certain procedural formalities may need to be completed before payments in respect of Asset-Backed Finance Assets can be made free of withholding tax. The completion of such formalities may depend on the agreement of taxation authorities or the provision of certain information by Shareholders, the timing of which cannot be guaranteed. The implementation of the structures described above could also give rise to additional Company expenses, which would be borne by the Shareholders, and any withholding tax, non-resident capital gains tax or income tax imposed by the jurisdiction in which the SPV is formed or in which the investment is based or operates could reduce returns realized by the Shareholders.

If Series II were to be treated as a corporation for U.S. federal income tax purposes, the value of our Series II Shares might be adversely affected.

The value of our Series II Shares to Shareholders will depend in part on the treatment of Series II as a partnership for U.S. federal income tax purposes. However, in order for Series II to be treated as a partnership for U.S. federal income tax purposes, under present law, 90% or more of Series II’s gross income for every taxable year must consist of “qualifying income,” as defined in Section 7704 of the Code and Series II must not be required to register under the Investment Company Act, or another exception to the “publicly traded partnership” rules must apply. Although Series II seeks to continue to operate in a manner such that it will meet the 90% test described above in each taxable year, Series II may not meet such requirement, or current law may change so as to cause, in either event, Series II to be treated as a corporation for U.S. federal income tax purposes. If Series II were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and Series II.

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

Series II may under certain circumstances have the ability to avoid the entity-level tax assessment or collection (described above), by electing to “push-out” any adjustments to persons that were Shareholders during the reviewed year (the “Push-out Election”) and issuing them adjusted Schedule K-1s. If Series II makes the Push-out Election, such Shareholders would be responsible for paying any taxes associated with the audit adjustments in the adjustment year (including interest and penalties). In such case, the Shareholders of the reviewed year would also incur a two-percentage point increase on the interest rate that would otherwise have been imposed on any underpayment of taxes (unless such Shareholder is a pass-through entity and makes a valid Push-out Election to “push out” its share of the adjustments to its shareholders, members or owners). If Series II makes a Push-out Election with respect to Shareholders or former Shareholders whose allocable Shares of adjustments would have been subject to U.S. federal withholding tax, such Shareholders or former Shareholders may be required to file a U.S. federal income tax return and pay their allocable Shares of interest, penalties and additions to tax even though Series II is required to pay the withholding tax. The Operating Manager has discretion whether or not to make the Push-out Election and has not yet determined whether or to what extent such election will be appropriate. The Operating Manager or the person the Operating Manager appoints will be the “partnership representative” for purposes of the BBA Rules and will have broad authority to represent Series II in respect of tax audits, including the authority to make the

Push-out Election.

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

Series I is subject to the examination of its income and other tax returns by the IRS and other tax authorities. Series I regularly assesses the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although Series I seeks to continue to make appropriate provisions for taxes in the jurisdictions in which it operates, changes in the tax laws or challenges from tax authorities under existing laws could adversely affect Series I’s business, financial condition and results of operations.

In addition, certain of the Company’s Asset-Backed Finance Assets, such as Asset-Backed Finance Assets that are operating partnerships, will be subject to the rules described above under “—Series II and its corporate subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders,” in which case the BBA Rules would be expected to apply to the Company as a partner therein. The Company may also acquire through tiered partnership structures (including as a minority partner), in which case its capacity to cause a “push out” election to be made in respect of such tiered partnership investment may be limited by the timing of information provided by the underlying Asset- Backed Finance Asset or decisions by the underlying Asset-Backed Finance Asset that the Company may not have control over. Finally, Series I expects to hold certain investments through one or more REIT Subsidiaries (as defined above), which are also subject to the examination of their income and other tax returns by the IRS and other authorities.

Prospective investors are encouraged to consult their tax advisors regarding the impact of potential tax audits on their investment in Series I.

There is no assurance that Schedules K-1 will be provided within a particular time-frame to Series II Shareholders and any such Schedule K-1 may be based on the best available estimates at the time of issuance.

The Operating Manager will endeavor to provide Series II Shareholders with statements of the taxable income or loss computed for U.S. tax purposes allocated to them in connection with their investment in Series II on Schedules K-1 (or other similar tax reporting) within 90 calendar days of the end of the fiscal year, provided that such Schedules K-1 may be based on the best available estimates at the time of issuance. However, while delays are not expected, there is no assurance that Schedules K-1 (or other similar tax reporting) will ultimately be provided within 90 calendar days of the end of the fiscal year, given, among other things, evolving reporting and compliance requirements or other events, and final statements, including Schedules K-1, may not be available until after the completion of Series II’s annual audit. Neither the Company nor the Operating Manager will be liable for any failure to provide or delay in providing such Schedules K-1s. Series II Shareholders may be required to obtain extensions of the filing date for their income tax returns at the U.S. federal, state and local levels (and, to the extent applicable, any non-U.S. income tax returns).

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

Some of our financing arrangements may result in tax-exempt holders of our Series II Shares recognizing UBTI.

The Company and subsidiary vehicles of the Company may enter into financing arrangements, obtain credit facilities or otherwise employ leverage to finance their acquisitions of Asset-Backed Finance Assets. These arrangements may result in Series II and Series II Shareholders being treated as holding debt-financed property that may give rise to UBTI for tax-exempt Series II Shareholders. The Operating Manager expects to structure acquisitions in operating partnerships for Shareholders investing in Series II that it expects to give rise to UBTI through a “blocker” vehicle taxable as a corporation for U.S. federal income tax purposes or a REIT Subsidiary. However, Series II does not expect to utilize “blocker” vehicles when entering into, or drawing down amounts under, credit facilities or other financing or hedging arrangements available to the Company or subsidiary vehicles of the Company.

The IRS might not agree with our assessment regarding the treatment of Special Fees.

Series II has taken the position that the reduction of the Management Fee for Special Fees received by the Operating Manager or its affiliates, if any, should not cause Series II or its Shareholders to be treated as being engaged in a U.S. trade or business, but there is a risk that the IRS might take the position that tax-exempt and Non-U.S. Series II Shareholders should be treated as having received a portion of such Special Fees and, if such fees were regularly received by Series II, that a tax-exempt or Non-U.S. Series II Shareholder’s allocable share of such fees should be treated as UBTI or ECI, as applicable. Additionally, if such Special Fees are treated as being received directly by Series II, such fees would not be qualifying income for purposes of the Qualifying Income Exception, an exception that exists with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for every taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation (the “Qualifying Income Exception”), from the publicly traded partnership rules, and as a result, Series II may not qualify for the Qualifying Income Exception in which case, unless another exception applied, Series II would likely be subject to taxation as a corporation for U.S. federal income tax purposes, and such treatment would materially adversely affect the value of the Series II Shares.

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

In December 2017, an EU list of non-cooperative tax jurisdictions was agreed by the finance ministers of Member States. The EU’s list is intended to promote good governance in taxation worldwide, maximizing efforts to prevent tax avoidance, tax fraud and tax evasion. If a jurisdiction in which the Company directly or indirectly invests or receives payments from, is considered as non-cooperative tax jurisdiction (at the time the investment is made or at a later stage), this may result in adverse tax consequences for the Company and/or Shareholders. The list is regularly updated and was (last revised on February 14, 2023).

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

The European Council has adopted two Anti-Tax Avoidance Directives, Council Directive (EU) 2016/1164 of 12 July 2016 laying down rules against tax avoidance practices that directly affect the functioning of the internal market (“ATAD I”) and Directive 2017/952/EU of 29 May 2017, amending ATAD I as regards hybrid mismatches with third countries (“ATAD II”). The measures included in ATAD I and ATAD II were implemented into Luxembourg law on, respectively, December 21, 2018, and December 20, 2019, and all of them are applicable gradually since January 1, 2019, January 1, 2020 or January 1, 2022, depending on the measure. ATAD I and ATAD II may place additional administrative burdens on the Operating Manager’s management team or portfolio investment management to assess the impact of such rules on the assets of the Company and ultimately could lead to increased cost, which could adversely affect profitability. ATAD I and ATAD II may also impact the returns of the Company.

On January 17, 2023, the European Parliament approved a proposal for a further anti-tax avoidance directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU U (“ATAD III”). The final text will need to be approved by the Council of the European Union. The rules contained in ATAD III aim to target EU entities mainly involved in cross-border activities, having predominantly passive income flows and outsourcing the administration of day-to-day operations and the decision-making on significant functions. ATAD III could result in additional reporting and disclosure obligations that may result in the denial of certain EU Directives and tax treaty benefits on EU entities not meeting certain minimum substance criteria (the so-called “shell entities”). ATAD III is a proposal still subject to the unanimous consent of the Member States and, to the extent it is passed in its current form, will only become effective after the national transposition by the Member States and may be subject to certain exemptions incorporated in its provisions.

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

Risks Related to Regulatory Matters

We have certain reporting obligations not applicable to private companies. We will need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have an adverse effect on our business.

We are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act by the time we file our second annual report on Form 10-K. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

In addition, we have elected to avail ourselves of the extended transition period for complying with new or revised accounting standards available for “emerging growth companies” and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates and may result in less investor confidence. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company.

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

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA and penalty amounts in FCPA cases have risen dramatically. In addition, the U.K. has significantly expanded the reach of its anti-bribery laws and other countries have become active in these areas of enforcement, especially with respect to anti-corruption. While Apollo has developed and implemented policies and procedures designed to ensure strict compliance by Apollo and its personnel with the FCPA, such policies and procedures may not be effective to prevent violations in all instances. In addition, in spite of Apollo’s policies and procedures, affiliates of Asset-Backed Finance Assets, particularly in cases where the Company or another Apollo Client does not control such Asset-Backed Finance Assets, may engage in activities that could result in anti-corruption violations. Any determination that the Company or Apollo has violated the FCPA, or other applicable anti-corruption laws or anti-bribery laws, could subject it to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, problems with lenders and a general loss of Shareholder confidence, any one of which could adversely affect the Company’s and Apollo’s business prospects and/or financial position, as well as the Company’s ability to achieve its objective and/or conduct its operations. Some applicable anti- corruption laws, including the portions of the FCPA that apply to U.S. issuers, affirmatively require companies to make and keep accurate and reasonably detailed books and records and to maintain adequate policies, procedures and internal controls to, among other things, prevent bribery and provide reasonable assurances that transactions are made with appropriate management authorization. These requirements may impose an added compliance cost which could affect the Company’s, Apollo’s or Asset-Backed Finance Assets’ financial prospects. Additionally, such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on opportunities and for such Asset-Backed Finance Assets to obtain or retain business as some business competitors may not adhere to applicable anti-corruption laws.

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

The valuation of the assets of the Company will affect the Company’s reported performance. Although valuations of the Company’s assets are performed in accordance with the terms of Apollo’s valuation guidelines as adopted by the Board, the Company’s assets are investments for which there is no, or a limited, liquid market and the fair value of such assets may not be readily determinable. There is no assurance that the value assigned to an asset at a certain time will accurately reflect the value that will be realized by the Company upon the eventual disposition of the asset and the performance of the Company could be adversely affected if such valuation determinations are materially higher than the value ultimately realized upon the disposition of the asset. Such valuations also may vary from similar valuations performed by independent third parties for similar types of securities or assets.

Valuation methodologies used to value an asset involve subjective judgments and projections and may not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. For example, the Operating Manager could believe that capitalization rates will be lower upon sale of an asset than they ultimately are, or that interest rates will decline during the hold period of an asset thereby creating attractive value even though rates do not decline. Valuation methodologies may permit reliance on a prior period valuation of particular assets. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Operating Manager’s or the Company’s control. The valuation of assets will affect the amount and timing of the Performance Fee and the amount of Management Fees paid to the Operating Manager. As a result, there may be circumstances where Apollo is incentivized to determine valuations that are higher than the actual fair value of assets. There will be no retroactive adjustment in the valuation of any asset or the amount of Performance Fee allocated to Apollo or Management Fees paid to the Operating Manager to the extent any valuation proves to not accurately reflect the realizable value of an asset.

For purposes of financial reporting that is compliant with GAAP, the Company is required to follow the requirements for valuation set forth in Accounting Standards Codification 820 (“ASC 820”), “Fair Value Measurements and Disclosures” (formerly, Financial Accounting Standards No. 157, “Fair Value Measurements”), which defines and establishes a framework for measuring fair value under GAAP and expands financial statement disclosure requirements relating to Fair Value Measurements. Additional Financial Accounting Standards Board (“FASB”) Statements and guidance and additional provisions of GAAP that may be adopted in the future may also impose additional, or different, specific requirements as to the valuation of assets and liabilities for purposes of GAAP-compliant financial reporting. Except as described below, the Operating Manager intends to apply ASC 820 and other relevant FASB statements and guidance to the valuation of the Company’s assets and liabilities. In particular, the Operating Manager seeks to apply the ASC 820 requirement that the fair value of an asset must reflect any restrictions on the sale, transfer or redemption of such asset—a requirement that may result in the imposition of a discount when determining the fair values of assets that are subject to such restrictions.

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

While the Company, the Operating Manager and other members of Apollo or its affiliates seek to comply with their privacy and data protection obligations under GDPR and other applicable laws, they may not be able to accurately anticipate the ways in which regulators and courts will apply or interpret the law. The failure of the Company and/or the Operating Manager, or another member of Apollo’s or its affiliates’ indirectly providing services to the Company to comply with privacy and data protection laws could result in negative publicity and may subject the Company to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities or penalties. And if privacy or data protection laws are implemented, interpreted or applied in a manner inconsistent with Apollo’s expectations, that may result in business practices changing in a manner that adversely impacts the Company. Moreover, if the Company and/or the Operating Manager, or other members of Apollo or its affiliates suffer a security breach impacting personal data, there may be obligations to notify government authorities or stakeholders, which may divert the Operating Manager’s time and effort and entail substantial expense.

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

Special considerations for certain benefit plan investors.

To the extent any class of our Shares is not “publicly-offered” within the meaning of ERISA, the Company intends to use reasonable efforts to satisfy another exception to holding “plan assets” under ERISA and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”), including by qualifying as an “operating company” (including a “venture capital operating company”) within the meaning of the Plan Asset Regulations, or by limiting investments by, or prohibited investments from, “benefit plan investors” within the meaning of ERISA. A “benefit plan investor” (“Benefit Plan Investor”) is generally defined to include (i) “employee benefit plans” within the meaning of Section 3(3) of ERISA that are subject to Title I of ERISA, (ii) “plans” within the meaning of Section 4975 of the Code that are subject to the prohibited transaction provisions of Section 4975 of the Code (including, without limitation, “Keogh” plans and individual retirement accounts), and (iii) entities whose underlying assets are considered to include “plan assets” (within the meaning of the Plan Asset Regulations) by reason of such an employee benefit plan’s or plan’s investment in such entity (e.g., an entity of which 25% or more of the total value of any class of equity interests in the entity is held by Benefit Plan Investors and which does not satisfy another exception under ERISA).

If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a Benefit Plan Investor under ERISA, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code, and may have to be rescinded, (iii) our management, as well as various providers of fiduciary or other services to us (including the Operating Manager), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code, and (iv) the fiduciaries of shareholders that are Benefit Plan Investors would not be protected from co-fiduciary liability resulting from our decisions and could be in violation of certain ERISA requirements.

If a prohibited transaction occurs for which no exemption is available, the Operating Manager and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized by the fiduciary on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered thereby as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Operating Manager. With respect to a Benefit Plan Investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Compliance with the SEC’s Regulation Best Interest (“Regulation Best Interest”) by participating broker-dealers may negatively impact our ability to raise capital, which could harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend our Shares to certain retail customers, or the amount of Shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the duty of care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker- dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our Shares, many of which likely exist our ability to raise capital may be adversely affected. Shareholders should ask their broker-dealer or other financial professional about what reasonable alternatives exist for them, and how our offering compares to other types of investments (e.g., listed entities) that may have lower costs, complexities, and/or risks, and that may be available for lower or no commissions. If Regulation Best Interest reduces our ability to raise capital, it may harm our ability to achieve our objectives.

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

Sustainability risks and increasing scrutiny and changing expectations regarding sustainability policies could negatively impact our returns.

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

Further, certain industries face considerable scrutiny from regulatory authorities, non-governmental organizations and special interest groups with respect to their impact on sustainability factors, such as compliance with minimum wage or living wage requirements and working conditions for personnel in supply chains. The influence of such authorities, organizations and groups along with the public attention they may bring can cause affected industries to make material changes to their business practices which can increase costs and result in a material negative impact on the profitability of such businesses. Such external influence can also materially impact the consumer demand for a business’s products and services which may result in a material loss in value of an investment linked to such businesses.

Subject to the constitutional documents of the Company, the Operating Manager may take into account certain sustainability factors in the managing and disposing of any of the Company’s assets. That approach could involve higher compliance expenses or costs or the forgoing of certain opportunities. There are no universally accepted sustainability standards and not all Shareholders may agree on the appropriate sustainability standards to apply in a particular situation, or whether to apply sustainability standards at all. The Operating Manager will apply (or not apply) particular sustainability standards and considerations in its sole discretion and in accordance with the current regulatory requirements.

Evolving investor-related sentiment to environmental, social, and/or governance issues could adversely affect our business.

The regulatory and policy environment for environmental, social, and/or governance (“ESG”)-related investments is evolving and changes to it could adversely affect the Company and its Asset-Backed Finance Assets. Regulators have adopted regulatory regimes that have led to increased oversight of ESG-related investments and funds, and which have created additional compliance, transaction, data collection, disclosure or other costs, which may negatively affect the returns of the Company. State law developments in the United States have resulted in competing “pro-” and “anti-” ESG related investing legislation, policies and initiatives.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to Apollo’s ESG policies may impose additional costs or expose Apollo, the Operating Manager, the Company or Asset-Backed Finance Assets to additional risks. Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the environmental and societal implications and costs of their investments. At the same time, certain stakeholders have increasingly expressed or pursued opposing views and investment expectations with respect to ESG practices. The increased focus and activism related to sustainability and similar matters may hinder access to capital, as lenders may decide to reallocate capital or to not commit capital as a result of their assessment of ESG practices. These limitations in both the debt and equity capital markets may affect the Company’s ability to grow as its plans for growth may include accessing the equity and debt capital markets. If those markets are unavailable, or if the Company is unable to access alternative means of financing on acceptable terms, or at all, the Company may be unable to implement its business strategy, which would have a material adverse effect on its financial condition and returns and impair the Company’s ability to service its indebtedness. Further, it is possible that the Company or its assets incur additional material costs and require additional resources to monitor, report and comply with wide ranging ESG requirements. The occurrence of any of the foregoing could have a material adverse effect on the Company’s business and overall returns.

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

Apollo engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. Apollo regularly engages third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to Apollo’s risk management function, and Apollo adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—We may face a breach of our cyber security, which could result in exposure of confidential information and adverse consequences to our operations.”

To our knowledge, cybersecurity threat risks have not materially affected our Company, including our business strategy, results of operations or financial condition.

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

Item 2. Properties

Our corporate headquarters are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and are provided by the Operating Manager. As of December 31, 2024, we did not own any real estate or other physical properties materially important to our operations. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

From time to time, we may be a party to certain legal or regulatory proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our Asset-Backed Finance Assets. We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for our Shares currently, and we do not expect that one will develop. Our Investor Shares are offered and sold in transactions exempt from registration under the Securities Act pursuant to Regulation D or Regulation S. We do not expect to make any public offering of any of our common equity, pursuant to the Securities Act or otherwise.

Private Offering

We conduct a continuous Private Offering of our Shares on a monthly basis to (i) “accredited investors” (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S.

Shares are being offered on a monthly basis at NAV per Share (generally measured as of the end of the month immediately preceding the date of the allocation of Shares to subscribing Shareholders), plus any applicable upfront selling commissions and dealer manager fees. The NAV per Share, which is generally equal to the transaction price, as of the date on which an investor makes a subscription request, may be significantly different than the offering price such investor pays at the NAV per Share on the date of the allocation of Shares to such investor. Each type of Shares may have a different NAV per Share because shareholder servicing fees differ with respect to each type.

We currently offer ten types of Investor Shares in Series I and eleven types of Investor Shares in Series II. For Series I, these are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares. For Series II, there are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, BD Shares, A-I Shares and A-II Shares. Holders of such Investor Shares have equal rights and privileges with each other. Such Investor Shares are subject to different sales load, dealer manager fees, servicing fees or distribution fees, as applicable.

E Shares and V Shares of Series I and E Shares and V Shares of Series II will be held only by Apollo, certain of its affiliates and, in the case of the E Shares, also by our and our affiliates’ employees (if any), officers and directors. Neither E Shares nor V Shares are being offered to other Shareholders.

Holders

As of March 31, 2025, the Company had the below number of holders of record for each outstanding type of Shares:

Type	Number of Holders
Series I
A-I shares	49
E shares	7
F-I shares	114
F-S shares	1
P-I shares	1
P-S shares	1
T-I shares	69
T-S shares	251
Series II
A-I shares	170
E shares	17
F-I shares	301
F-S shares	1
P-I shares	3
P-S shares	138
T-I shares	68
T-S shares	222

Net Asset Value

The Company determines NAV of the Shares no less frequently than monthly. The Operating Manager prepares valuations with respect to each of our Asset-Backed Finance Assets in accordance with Apollo’s valuation guidelines adopted by the Board. The Operating Manager uses the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each type of the Company’s Shares is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such type less the value of any liabilities (including accrued expenses or distributions) of such type, by the total number of Shares outstanding of such type. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Asset Value" for a discussion of the Company's calculation of net asset value per Share in accordance with valuation policies and procedures that have been approved by the Board.

Timing of Valuations

The value of the Company’s Asset-Backed Finance Assets is monitored for material changes on a monthly basis for purposes of updating the Company’s monthly NAV. The Company currently disseminates monthly NAV to Shareholders through a Form 8-K filing on EDGAR, which are available on the SEC’s website at https://www.sec.gov and on the Company’s website at https://www.apollo.com/abc.

Distributions

Series I and Series II declared their first distribution on December 31, 2024, and the Series seek to continue paying regular quarterly distributions at an attractive distribution yield to Shareholders of record. However, there can be no guarantee that any Series will pay quarterly distributions consistently and at a specific rate, or at all. While we expect the Series to issue regular quarterly distributions, and accordingly, the Series will be subject to Delaware distribution rules with respect to limited liability companies, the Series do not, and are not expected to, have a written distribution policy. The ultimate decision to issue distributions will be a case-by-case determination by the Board. If the Company decides to adopt a distribution policy, it will provide appropriate disclosure in advance. Due to tax considerations and other factors, the amount of the distributions ultimately received by Shareholders in each Series may differ, but distribution amounts are expected to be based primarily on the joint underlying economic interests of the Series in the Asset-Backed Finance Assets. The record date for distributions will be the last calendar day of the quarter immediately preceding the distribution. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.” See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Distributions" for a discussion of the Company's distributions declared for the year ended December 31, 2024.

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

Share Repurchases

We expect each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV (measured collectively across both Series) of our outstanding Investor Shares and E Shares of each Series (“E Shares”) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase, pursuant to the terms of our Share Repurchase Plan (the “Repurchase Plan”). Due to tax considerations and other factors, the NAV between each Series differs, and, because of differential fees and other factors, the NAV between Share type differs, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the assets underlying its Asset-Backed Finance Assets.

The Board may make exceptions to modify or suspend our Repurchase Plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our Shareholders. Material modifications, including any amendment to the 5.0% quarterly limitations on repurchases, to and suspensions of the Repurchase Plan will be promptly disclosed to Shareholders in a supplement to our private placement memorandum or special or periodic report filed by us on the SEC’s website at www.sec.gov. Material modifications will also be disclosed on our website.

During the year ended December 31, 2024, the Company did not repurchase any Shares.

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

Overview

The Company was formed as a Delaware limited liability company on September 22, 2023. The Company commenced operations on May 3, 2024 and was formed to acquire, control and manage Asset-Backed Finance Assets globally. The Company formed separate Series pursuant to the LLC Act, and although the IRS has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity for U.S. federal income tax purposes. Although the Series are separate legal entities, they are expected to invest, directly or indirectly, in the same Asset-Backed Finance Assets on a pro rata basis, with equal voting rights with respect thereto. While it is the Company’s intention that the Series will generally hold pro rata economic interests in each Asset-Backed Finance Asset, such economic interests may not be pro rata in all instances. The Company expects that deviations from this pro rata holding intention would be a result of cash flows into the Series and different tax obligations between the Series. The Series will conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Each Series is overseen by the Board and managed by the Operating Manager. As a Delaware limited liability company with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law. Each of Series I and Series II is intended to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited liability company, and of different series in a series limited liability company, depends on the laws of each state. Although there is no direct authority on point, we generally expect that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may classify Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

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

Results of Operations

From September 22, 2023 (the “Date of Formation”) through May 2, 2024, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our registration statement on Form 10 automatically became effective on February 11, 2024 and we commenced principal operations on May 3, 2024.

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Asset-Backed Finance Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

Given the lack of operations from the Date of Formation to the year ended December 31, 2023, we do not believe a comparative discussion and analysis involving results from such period to be materially relevant to an assessment of the financial condition of the Company or the results of operations for the year ended December 31, 2024. A discussion of the results of operations for year ended December 31, 2024 is as follows:

Revenues

We generate revenues primarily from the management of our Asset-Backed Finance Assets held through our subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Finance Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset-Backed Finance Assets.

Series I, Series II and the Company generated revenues of $851, $3,431 and $4,282, respectively, for the year ended December 31, 2024, which includes interest income of $834, $3,128 and $3,962, respectively, $(163), $(262) and $(425) of net unrealized appreciation/(depreciation), respectively, and $180, $565 and $745 of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period.

Expenses

The below description of expenses applies with respect to each Series and is the same for each Series unless otherwise indicated.

Management Fee

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (“Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, (iii) 1.00% per annum of the month-end NAV attributable to the T-S Shares and T-I Shares commencing November 1, 2025, (iv) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares commencing November 1, 2025, (v) 1.00% per annum of the month-end NAV attributable to the BD Shares commencing November 1, 2025, (vi) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (vii) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees; provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on the Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares.

For the year ended December 31, 2024, the Operating Manager earned Management Fees of $89, $165, and $254 for Series I, Series II, and the Company, respectively.

Selling Commissions and Ongoing Distribution and Servicing Fees

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.50%, of the transaction price of each S Share, F-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares, T-S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares commencing November 1, 2025. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the Anchor Shares, I Shares, T-I Shares, P-I Shares, F-I Shares or BD Shares, which will result in differences in NAV from the types of Shares that do bear such fees. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers. Apollo Shares will not incur any upfront selling costs or ongoing servicing costs. Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

For the year ended December 31, 2024, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $14,290, $6,099 and $20,389, respectively.

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

For the year ended December 31, 2024 there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a Performance Fee equal to (i) 10.0% of the Total Return (as defined below) with respect to S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares or BD Shares, (ii) 7.5% of the Total Return with respect to F-S Shares or F-I Shares, (iii) 5.0% of the Total Return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the Total Return with respect to A-II Shares, in each case subject to a 5.0% Hurdle Amount and a High Water Mark with respect to such type of Shares, with a Catch-Up (each term as defined below) (the “Performance Fee”). Such fee will be paid annually and accrue monthly. The Performance Fee is not paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares.

Specifically, the Operating Manager is entitled to receive a Performance Fee in an amount equal to:

First, if the Total Return with respect to S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, BD Shares, A-I Shares and A-II Shares for the applicable period exceeds the sum, with respect to such relevant type of Shares, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (as defined below) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Operating Manager with respect to such type of Shares equals 10.0% (with respect to S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares or BD Shares), 7.5% (with respect to F-S Shares or F-I Shares), 5.0% from inception through December 31, 2027 and 7.5% thereafter (with respect to A-I Shares) and 5.0% (with respect to A-II Shares) of the sum of (x) the Hurdle Amount with respect to such type of Shares for that period and (y) any amount allocated to the Operating Manager with respect to such type of Shares pursuant to this clause (this is commonly referred to as a “Catch-Up”); and

Second, to the extent there are remaining Excess Profits, (i) with respect to S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares or BD Shares, 10.0% of such remaining Excess Profits, (ii) with respect to F-S Shares or F-I Shares, 7.5% of such remaining Excess Profits, (iii) 5.0% from inception through December 31, 2027 and 7.5% thereafter with respect of A-I Shares and (iv) 5.0% with respect to A-II Shares.

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

For the year ended December 31, 2024, the Operating Manager accrued Performance Fees of $12, $-, and $12 for Series I, Series II, and the Company, respectively.

Other Fees

From time to time, the Operating Manager or its affiliates (including Atlas Securitized Products, other service providers affiliated with Apollo and other affiliates and portfolio companies of Apollo, Apterra, ACS, the Athene Group and other Apollo Clients (collectively, “Affiliated Service Providers”)) provides services to certain persons or entities, including the Company and the Series, potential and existing Asset-Backed Finance Assets (including with respect to the Company’s acquisitions thereof). For example, an insurance company owned by an Apollo Client and/or alternative investment vehicles, could provide insurance products and services to the Company. Fees are retained by, and be for the benefit of, the Operating Manager and/or such affiliates and Affiliated Service Providers, and are in most instances not applied to reduce the Management Fee.

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

“Other Fees” means:

(i)
fees, costs and expenses that comprise or constitute Organizational and Offering Expenses or Operating Expenses (defined below)
(ii)
salary, fees, expenses or other compensation of any nature paid by an Asset-Backed Finance Asset to any individual (or to the Operating Manager or any of its affiliates with respect to such individual) who acts as an officer of, or in an active management role at, such Asset- Backed Finance Asset (including industry executives, advisors, consultants (including operating consultants and sourcing consultants)), operating executives, subject matter experts or other persons acting in a similar capacity engaged or employed by Apollo;
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

Organizational and Offering Expenses

The Company and the Series incurred organizational and offering expenses in connection with the formation and organization of the Company and the Series, and the offering of Shares to investors, including legal, accounting, printing, mailing and filing fees and expenses, taxes, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design, website and electronic database expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals and other similar fees, costs and expenses but excluding upfront selling commissions, dealer manager fees and the combined annual distribution fees and shareholder servicing fees (collectively, the “Organizational and Offering Expenses”).

Series I, Series II and the Company incurred organizational expenses of $(279), $1,288 and $1,009, respectively, for the year ended December 31, 2024.

Series I, Series II and the Company amortized offering expenses of $64, $351 and $415, respectively, for the year ended December 31, 2024. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the financial statements of the Company.

Operating Expenses

Each Series pays or otherwise bears its proportionate portion of the operating expenses. Operating expenses includes payments, fees, costs and expenses and other liabilities and obligations resulting from, related to, associated with, arising from or incurred in connection with the Company’s operations (collectively, the “Operating Expenses”). For all purposes of the definition of “Operating Expenses,” references therein to payments, fees, costs, expenses and other liabilities related to, associated with, arising from or incurred in connection with, an Asset-Backed Finance Asset includes all payments, fees, costs, expenses and other liabilities related to, associated with, arising from or incurred in connection with, potential or unconsummated Asset-Backed Finance Assets. Each Series also bears any other fees, costs and expenses and other liabilities that arise in connection with an unconsummated Asset-Backed Finance Asset but that generally would not arise in connection with a consummated Asset-Backed Finance Asset (such as reverse break-up fees).

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

Series I, Series II and the Company incurred Operating Expenses of $757, $3,876 and $4,633, respectively, for the year ended December 31, 2024. These expenses relate to general and administration expenses and director fees.

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

For the twelve months ended December 31, 2024, the Operating Manager elected to provide Expense Support of $(432),$(5,020) and $(5,452) for expenses incurred by Series I, Series II and the Company, respectively.

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

Liquidity and Capital Resources

A subsidiary of Apollo has made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and$1,000 in cash, in exchange for 40 Series II V Shares. On May 3, 2024, a subsidiary of Apollo, for $50,000,000 in cash, purchased 2,000,000 E Shares in Series II. For the year ended December 31, 2024, the Company issued shares for an aggregate consideration of $81,282, $196,893, and $278,175 for Series I, Series II, and the Company, respectively. The Company may issue additional Series I and Series II V Shares to Apollo in exchange for one or more capital contributions to facilitate the acquisition of the Company’s initial assets. Apollo currently holds all of the Company’s outstanding Series I and Series II V Shares. The V Shares may be transferred to an Apollo affiliate or Apollo Client. If an Apollo affiliate or Apollo Client become the holder of a majority of the V Shares, that entity would have majority control over the Company, including the right to vote for the appointment of the Company’s directors. While the LLC Agreement permits transfer of the V Shares to a third party, the Company does not currently anticipate that any such transfer would take place. In the event of such a transfer in the future however, if Apollo or its affiliates cease to own a majority of V Shares, any expected benefits derived by the Company and Shareholders from such involvement by Apollo, including access to personnel and other resources, could be lost or otherwise affected.

We generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

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

Share Repurchases

We expect that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured collectively across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase, pursuant to the terms of the Repurchase Plan. Due to tax considerations and other factors, the NAV between each Series differs and, because of differential fees and other factors, the NAV between Share types differs, but all NAV calculations are based on the joint underlying economic interests of both Series in the assets underlying its Asset-Backed Finance Assets.

Distributions

For the year ended December 31, 2024 the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below. Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the Company's distribution reinvestment plan:

For the year ended December 31, 2024
Share Class	Series I	Series II
A-I Shares	$0.4300	$0.4300
A-II Shares	-	-
E Shares	$0.1800	$0.8300
F-I Shares	$0.2600	$0.2800
F-S Shares	$0.1300	$0.1500
I Shares	-	-
P-I Shares	$0.6000	$0.1900
P-S Shares	$0.6000	$0.1900
S Shares	-	-
T-I Shares	$0.1400	$0.1700
T-S Shares	$0.1300	$0.1800
V Shares	-	-

Cash Flows

The following table summarizes the changes to our cash flows for the twelve months ended December 31, 2024 ($ in thousands):

Cash flows from:	For the Twelve Months Ended December 31, 2024
Operating activities	(221,002)
Financing activities	279,587
Net increase in cash and cash equivalents	58,585

Cash used in operating activities

Our cash flow used in operating activities was $(221,002) for the twelve months ended December 31, 2024, which mostly relates to the acquisition of Asset-Backed Finance Assets.

Cash provided by financing activities

Our cash flow provided by financing activities was $279,587 for the twelve months ended December 31, 2024, which reflects the proceeds from issuance of shares and proceeds from the issuance of the Promissory Notes.

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

See Notes 2 and 3 to the audited consolidated financial statements included herein for additional information regarding the fair value of our investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

The Company’s Asset-Backed Finance Assets were comprised of 65% fixed rate investments and 35% floating rate investments, with fair values of $139,46 and $73,988, respectively, as of December 31, 2024. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $740 with respect to the floating rate investments.

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

Hedging

The Company and/or its operating subsidiaries may employ hedging that is designed to reduce the risks of adverse movements in interest rates, securities prices, and other risks, such as counterparty default, convergence and other related risks. See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2. Significant Accounting Policies”and “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Derivative Instruments” for additional disclosures regarding the use of hedging and derivative instruments.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm 89

Consolidated Statements of Assets and Liabilities 90

Consolidated Statements of Operations 93

Consolidated Statement of Changes in Net Assets 94

Consolidated Statement of Cash Flows 95

Consolidated Condensed Schedule of Investments 96

Notes to Consolidated Financial Statements 98

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Apollo Asset Backed Credit Company LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Apollo Asset Backed Credit Company LLC, Apollo Asset Backed Credit Company LLC - Series I, and Apollo Asset Backed Credit Company LLC - Series II (collectively, the "Company"), as of December 31, 2024 and 2023, including the consolidated condensed schedule of investments as of December 31, 2024, the related consolidated statements of operations for the year ended December 31, 2024 and the period from September 22, 2023 (date of formation) to December 31, 2023, the consolidated statement of changes in net assets and cash flows for the year ended December 31, 2024, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations for the year ended December 31, 2024 and the period from September 22, 2023 (date of formation) to December 31, 2023, the changes in its net assets and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024, by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 31, 2025

We have served as the Company's auditor since 2023.

Part I. Financial Information

Item 1. Financial Statements

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of December 31,
	2024			2023
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value (cost at December 31, 2024 of $62,730; $152,686; $215,416, respectively)	$62,055	$151,402	$213,457	$-	$-	$-
Derivative assets, at fair value (cost at December 31, 2024 of $2,553; $6,448; $9,001, respectively)	3,099	7,562	10,661	-	-	-
Cash and cash equivalents	16,817	41,770	58,587	1	1	2
Due from Operating Manager	1,767	4,312	6,079	314	314	628
Deferred offering expenses	810	1,976	2,786	675	675	1,350
Interest receivable	406	948	1,354	-	-	-
Capital subscriptions receivable	540	-	540	-	-	-
Receivable for investments sold	5	11	16	-	-	-
Prepaid expenses and other assets	1,026	2,364	3,390	-	-	-
Total assets	$86,525	$210,345	$296,870	$990	$990	$1,980

Liabilities
Derivative liabilities, at fair value (cost at December 31, 2024 of $6; $20; $26, respectively)	$38	$93	$131	$-	$-	$-
Due to Operating Manager	2,133	5,205	7,338	-	-	-
Payable for investments purchased	1,409	3,436	4,845	-	-	-
Distributions payable	741	3,290	4,031	-	-	-
Notes payable	751	751	1,502	-	-	-
Capital subscriptions received in advance	-	450	450	-	-	-
Performance fees payable	12	-	12	-	-	-
Interest payable	5	5	10	-	-	-
Organizational expenses payable	-	-	-	314	314	628
Offering expenses payable	-	-	-	675	675	1,350
Other accrued expenses and liabilities	427	903	1,330	-	-	-
Total liabilities	$5,516	$14,133	$19,649	$989	$989	$1,978
Commitments and contingencies (Note 8)
Total net assets	$81,009	$196,212	$277,221	$1	$1	$2

	As of December 31,
	2024			2023
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share
A-I Shares:
Net assets	$15,638	$26,260	$41,898	$-	$-	$-
Shares outstanding	621,948	1,042,219	1,664,167	-	-	-
Net asset value per share	$25.14	$25.20	$25.18	$-	$-	$-

A-II Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

E Shares:
Net assets	$122	$53,584	$53,706	$-	$-	$-
Shares outstanding	4,780	2,144,306	2,149,086	-	-	-
Net asset value per share	$25.52	$24.99	$24.99	$-	$-	$-

F-I Shares:
Net assets	$25,232	$56,982	$82,214	$-	$-	$-
Shares outstanding	997,457	2,250,251	3,247,708	-	-	-
Net asset value per share	$25.30	$25.32	$25.31	$-	$-	$-

F-S Shares:
Net assets	$3	$3	$6	$-	$-	$-
Shares outstanding	110	110	220	-	-	-
Net asset value per share	$25.41	$25.44	$25.42	$-	$-	$-

I Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

P-I Shares:
Net assets	$3	$52	$55	$-	$-	$-
Shares outstanding	110	2,056	2,166	-	-	-
Net asset value per share	$25.03	$25.47	$25.45	$-	$-	$-

P-S Shares:
Net assets	$3	$42,802	$42,805	$-	$-	$-
Shares outstanding	110	1,679,525	1,679,635	-	-	-
Net asset value per share	$25.03	$25.48	$25.48	$-	$-	$-

	As of December 31,
	2024			2023
S Shares:	Series I	Series II	Total	Series I	Series II	Total
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

T-I Shares:
Net assets	$23,526	$10,186	$33,712	$-	$-	$-
Shares outstanding	920,456	398,973	1,319,429	-	-	-
Net asset value per share	$25.56	$25.53	$25.55	$-	$-	$-

T-S Shares:
Net assets	$16,481	$6,342	$22,823	$-	$-	$-
Shares outstanding	645,824	248,807	894,631	-	-	-
Net asset value per share	$25.52	$25.49	$25.51	$-	$-	$-

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.70	$25.60	$25.65	$25.15	$25.15	$25.15

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Operations

(in thousands)

	For the Year Ended December 31
	2024			2023
	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$834	$3,128	$3,962	$-	$-	$-
Total investment income	$834	$3,128	$3,962	$-	$-	$-

Expenses
Organizational expenses	$(279)	$1,288	$1,009	$314	$314	$628
General and administration expenses	726	3,676	4,402	-	-	-
Deferred offering expenses amortization	64	351	415	-	-	-
Director fees	31	200	231	-	-	-
Management fees	89	165	254	-	-	-
Shareholder servicing fees	14	6	20	-	-	-
Performance fees	12	-	12	-	-	-
Interest and other debt expenses	64	71	135	-	-	-
Total expenses	$721	$5,757	$6,478	$314	$314	$628
Less: Expense support from Operating Manager	(432)	(5,020)	(5,452)	(314)	(314)	(628)
Net expenses	$289	$737	$1,026	$-	$-	$-
Net investment income before taxes	$545	$2,391	$2,936	$-	$-	$-
Provision for (benefit from) income taxes	95	86	181	-	-	-
Net investment income	$450	$2,305	$2,755	$-	$-	$-

Net realized and net change in unrealized gains (losses)
on investments and derivatives:
Net realized gain (loss) on investments	$136	$438	$574	$-	$-	$-
Net realized gain (loss) on derivatives	25	85	110	-	-	-
Net realized gain (loss) on foreign currency transactions	19	42	61	-	-	-
Net change in unrealized gain (loss) on investments	(675)	(1,284)	(1,959)	-	-	-
Net change in unrealized gain (loss) on derivatives	502	1,001	1,503	-	-	-
Net unrealized gain (loss) on foreign currency translations	10	21	31	-	-	-
Net realized and net change in unrealized gains (losses) on investments and derivatives	$17	$303	$320	$-	$-	$-
Net increase (decrease) in net assets resulting from operations	$467	$2,608	$3,075	$-	$-	$-

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Changes in Net Assets

(in thousands)

	For the Year Ended December 31, 2024
	Series I	Series II	Total
Operations
Net investment income	$450	$2,305	$2,755
Net realized gain (loss) on investments	136	438	574
Net realized gain (loss) on derivatives	25	85	110
Net realized gain (loss) on foreign currency transactions	19	42	61
Net change in unrealized gain (loss) on investments	(675)	(1,284)	(1,959)
Net change in unrealized gain (loss) on derivatives	502	1,001	1,503
Net unrealized gain (loss) on foreign currency translations	10	21	31
Net increase (decrease) in net assets resulting from operations	$467	$2,608	$3,075

Capital Transactions
Proceeds from issuance of shares	$81,282	$196,893	$278,175
Distributions declared	$(741)	$(3,290)	$(4,031)
Net increase (decrease) in net assets from capital transactions	$80,541	$193,603	$274,144

Net increase (decrease) in net assets during the year	$81,008	$196,211	$277,219

Net assets at beginning of year	1	1	2
Net assets at end of year	$81,009	$196,212	$277,221

See notes to consolidated financial statements. I

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Cash Flows

(in thousands)

	For the Year Ended December 31, 2024
	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$467	$2,608	$3,075
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(136)	(438)	(574)
Net change in unrealized (gain) loss on investments	675	1,284	1,959
Payments to purchase investments	(76,146)	(185,418)	(261,564)
Proceeds from sale of investments	13,552	33,170	46,722
Net (increase) decrease on derivatives	(3,061)	(7,469)	(10,530)
Changes in operating assets and liabilities:
(Increase)/decrease in due from Operating Manager	(1,453)	(3,998)	(5,451)
(Increase)/decrease in deferred offering expenses	(135)	(1,301)	(1,436)
(Increase)/decrease in interest receivable	(406)	(948)	(1,354)
(Increase)/decrease in receivable for investments sold	(5)	(11)	(16)
(Increase)/decrease in prepaid expenses and other assets	(1,026)	(2,364)	(3,390)
Increase/(decrease) in due to Operating Manager	2,133	5,205	7,338
Increase/(decrease) in payable for investments purchased	1,409	3,436	4,845
Increase/(decrease) in performance fees payable	12	-	12
Increase/(decrease) in interest payable	5	5	10
Increase/(decrease) in offering expenses payable	(675)	(675)	(1,350)
Increase/(decrease) in organizational expenses payable	(314)	(314)	(628)
Increase/(decrease) in other accrued expenses and liabilities	427	903	1,330
Net cash provided by (used in) operating activities	$(64,677)	$(156,325)	$(221,002)

Financing activities
Notes Borrowings	751	751	1,502
Proceeds from issuance of shares (net of change in capital subscriptions receivable)	80,742	197,343	278,085
Net cash provided by (used in) financing activities	$81,493	$198,094	$279,587

Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	16,816	41,769	58,585
Cash and cash equivalents at beginning of year	1	1	2
Cash and cash equivalents at end of year	$16,817	$41,770	$58,587
Supplemental disclosure of cash flow information:
Income taxes paid	$88	$250	$338
Cash paid for interest	$34	$34	$68

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments

December 31, 2024

(in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)

Investments, at fair value
Asset Backed Debt Securities
Bermuda
Structured Finance		$205	0.25%		$499	0.25%		$704	0.25%
Total Bermuda		205	0.25		499	0.25		704	0.25
Cayman Islands
Structured Finance		3,278	4.05		7,997	4.08		11,275	4.07
Total Cayman Islands		3,278	4.05		7,997	4.08		11,275	4.07
Germany
Structured Finance		1,890	2.33		4,610	2.35		6,500	2.35
Total Germany		1,890	2.33		4,610	2.35		6,500	2.35
Ireland
Structured Finance		1,469	1.81		3,584	1.83		5,053	1.82
Total Ireland		1,469	1.81		3,584	1.83		5,053	1.82
Netherlands
Structured Finance		602	0.74		1,469	0.75		2,071	0.75
Total Netherlands		602	0.74		1,469	0.75		2,071	0.75
United States
Structured Finance
ABF Structured Securities Sub-Aggregator II, L.P.	4,023	4,023	4.97	9,815	9,815	5.00	13,838	13,838	4.99
Aqua AssetCo Borrower Trust C - US Treasury +1.65% - 4/8/2055	$332	332	0.41	$810	810	0.41	$1,142	1,142	0.41
Aqua AssetCo Borrower Trust C - US Treasury +1.65% - 4/8/2055	208	205	0.25	507	500	0.25	715	705	0.25
Aqua AssetCo Borrower Trust C - US Treasury +1.65% - 4/8/2055	79	78	0.10	192	190	0.10	271	268	0.10
Aqua AssetCo Borrower Trust C - US Treasury +1.65% - 4/8/2055	71	70	0.09	173	171	0.09	244	241	0.09
Aqua AssetCo Borrower Trust C - 4/8/2055	496	578	0.71	1,211	1,411	0.72	1,707	1,989	0.72
Aqua AssetCo Borrower Trust G - 6/21/2049	196	227	0.28	479	553	0.28	675	780	0.28
Aqua Borrower Trust I - 5.50% - 11/22/2049	776	776	0.96	1,892	1,892	0.96	2,668	2,668	0.96
Aqua Borrower Trust I - 5.90% - 11/22/2049	165	165	0.20	403	403	0.21	568	568	0.20
Aqua Borrower Trust I - 6.90% - 11/22/2049	248	248	0.31	604	604	0.31	852	852	0.31
Aqua Borrower Trust I - 11/22/2049	692	692	0.85	1,687	1,687	0.86	2,379	2,379	0.86
Aqua Borrower Trust J - 6.71% - 12/16/2049	692	692	0.85	1,688	1,688	0.86	2,380	2,380	0.86
Aqua Borrower Trust J - 7.84% - 12/16/2049	260	260	0.32	634	634	0.32	894	894	0.32
Aqua Borrower Trust J - 12/16/2049	806	806	0.99	1,965	1,965	1.00	2,771	2,771	1.00
Other		17,775	21.95		43,373	22.11		61,148	22.06
Total Structured Finance		26,927	33.24		65,696	33.48		92,623	33.41
Real Estate		1,534	1.90		3,745	1.91		5,279	1.91
Total United States		28,461	35.14		69,441	35.39		97,902	35.32
Total Asset Backed Debt Securities		35,905	44.32		87,600	44.65		123,505	44.56

Collateralized Loan Obligations - Residual Tranche
Cayman Islands
Structured Finance		63	0.08		153	0.08		216	0.08
Total Cayman Islands		63	0.08		153	0.08		216	0.08
United States
Structured Finance		413	0.51		1,008	0.51		1,421	0.51
Total United States		413	0.51		1,008	0.51		1,421	0.51
Total Collateralized Loan Obligations - Residual Tranche		476	0.59		1,161	0.59		1,637	0.59

Collateralized Loan Obligations - Warehouses
Cayman Islands
Structured Finance		27	0.03		67	0.03		94	0.03
Total Cayman Islands		27	0.03		67	0.03		94	0.03
Total Collateralized Loan Obligations - Warehouses		27	0.03		67	0.03		94	0.03

Special Purpose Vehicles
Luxembourg
Real Estate		1,340	1.65		3,271	1.67		4,611	1.66
Total Luxembourg		1,340	1.65		3,271	1.67		4,611	1.66

United States
Structured Finance
Mortgage Aggregator Series Trust Administrator, L.P. - Series E (2)	24,959	24,307	30.01	60,895	59,303	30.22	85,854	83,610	30.16
Total United States		24,307	30.01		59,303	30.22		83,610	30.16
Total Special Purpose Vehicles		25,647	31.66		62,574	31.89		88,221	31.82
Total Investments, at fair value (cost
of $62,730; $152,686; $215,416, respectively)		$62,055	76.60%		$151,402	77.16%		$213,457	77.00%

Derivative Assets, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
Swaps
GS Bank USA CLO, Notional amount of $1,744; $4,256; $6,000, respectively	Credit Default Swaps	8/19/2029	$1,744	2.15%	$4,256	2.17	$6,000	2.16%
GS Bank USA CLO, Notional amount of $872; $2,128; $3,000, respectively	Credit Default Swaps	10/10/2030	872	1.08	2,128	1.08	3,000	1.08
USD Currency, Notional amount of $11,629; $28,371; $40,000, respectively	Interest Rate Swap	12/2/2027	48	0.06	116	0.06	164	0.06

Forward Currency Contracts	EUR/USD Forward		101	0.13	246	0.13	347	0.13
Futures	SOFR Futures		334	0.41	816	0.42	1,150	0.41
Total Derivative Assets, at fair value (cost of $2,553; $6,448; $9,001, respectively)			$3,099	3.83%	$7,562	3.86%	$10,661	3.84%

Derivative Liabilities, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
Swaps
American Airlines Group Inc. (AMR Corp), Notional amount of
$160; $390; $550, respectively	Credit Default Swaps	12/20/2029	$(6)	-0.01%	$(16)	-0.01%	$(22)	-0.01%
Futures	SOFR Futures		(32)	-0.04	(77)	-0.04	(109)	-0.04
Total Derivative Liabilities, at fair value (cost of $6; $20; $26, respectively)			$(38)	-0.05%	$(93)	-0.05%	$(131)	-0.05%

(1) Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.

(2) Represents an investment in an affiliated entity of the Company.

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

The Company conducts a continuous Private Offering of its investor shares: S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares, A-II Shares, P-S Shares, P-I Shares, T-S Shares and T-I Shares (collectively, the “Investor Shares” and, collectively with the E Shares and V Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

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

2.
SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting—The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars, which is the Company’s functional currency. The Company’s fiscal year end is December 31.

The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (ASC) 946, Financial Services – Investment Companies.

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

As of December 31, 2024, the Company has an investment in Mortgage Aggregator Series Trust Administrator, L.P. (“MAST”), which is considered an investment company under ASC 946. The objective of the Company’s investment in MAST is to gain exposure to residential mortgage loans through participation in MAST’s designated Series E. Series I, Series II and the Company uses the equity method to account for its investment in MAST and is required under Regulation S-X to perform significance tests which may trigger additional reporting requirements.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents — As of December 31, 2024, cash and cash equivalents were comprised of cash on hand and money market funds sponsored by a U.S. financial institution. As of December 31, 2024, Series I, Series II and the Company held $14,594, $37,189 and $51,783, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund.

Organizational and Offering Expenses — Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II and the Company incurred organizational expenses of $(279), $1,288 and $1,009, respectively, for the year ended December 31, 2024. For the period from September 22, 2023 to December 31, 2023, Series I and Series II each accrued $314 and $314 of organizational expenses, respectively, and $(314) and $(314) of expense support from Operating Manager, respectively. For the year ended December 31, 2024, the organizational expenses and expense support from Operating Manager for Series I and Series II include a reallocation of the previous year's Series I organizational expenses and expense support from Operating Manager to Series II. This reallocation is associated with Apollo's $50,000 investment in Series II on May 3, 2024. The reallocation from Series I to Series II had no economic impact given Apollo was the sole investor in the Series II and the Company. Thereafter all organizational expenses and expense support from Operating Manager are recorded between Series I and Series II using the allocation methodology described in the "Basis of Presentation" section above.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until operations begin. Series I, Series II and the Company incurred deferred offering expenses of $64, $351 and $415, respectively, for the year ended December 31, 2024.

The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 6.

Investment Income — The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Finance Assets, unless, in the case of dividend income, the Company determines that the Asset-Backed Finance Assets do not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind ("PIK") interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Asset-Backed Finance Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the year ended December 31, 2024, investment income was comprised of interest income from Asset-Backed Finance Assets and cash and cash equivalents.

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

Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II—Inputs other than quoted prices included in Level I that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level III—Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

The Company uses SOFR futures to hedge some or all of the Company’s fixed rate debt. Depending on the nature of the balance, the fair value of a given SOFR futures contract is either included within derivative assets, at fair value or derivative liabilities, at fair value on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the SOFR futures is offset by a change in the fair value of the fixed rate debt. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the futures contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of December 31, 2024 Series I, Series II and the Company posted cash collateral to counterparties in amounts of $258, $628 and $886, respectively, against SOFR futures contracts.

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the fair value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of December 31, 2024 Series I, Series II and the Company posted cash collateral to counterparties in amounts of $224, $546 and $770, respectively, against foreign currency forward contracts. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company uses credit default swap ("CDS") contracts whereby the buyer of the CDS contract agrees to pay a specified fixed charge to the seller of the CDS contract in return for the right to put the debt of the debtor named in the CDS contract to the seller of the CDS contract at par value of the referred debt instrument in the event of a "credit event" as defined by the CDS contract which may include, but is not limited to, bankruptcy of the debtor or when the debtor defaults in payment. The buyer's obligation under the CDS contract is fixed at the date the contract is entered into. The seller's potential liability under the CDS contract is open-ended and can be equal to the entire notional amount of the contract. Depending on the nature of the balance, the fair value of credit default swap contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the CDS contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of December 31, 2024 Series I, Series II and the Company posted cash collateral to counterparties in amounts of $169, $412 and $581, respectively, against CDS contracts. The Company recognizes its CDS contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Consolidated Statements of Assets and Liabilities and changes in fair value are reflected in the accompanying Consolidated Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of December 31, 2024 Series I, Series II and the Company posted collateral to counterparties in amounts of $142, $348 and $490, respectively against swap contracts. The Company recognizes its swap contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Asset-Backed Finance Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the year ended December 31, 2024. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

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

The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates as one operating segment and reporting unit, investment management. The CODM is the President of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include net increase (decrease) in net assets resulting from operations, which includes net investment income, that is reported on the Consolidated Statement of Operations. The Company determined that there are no separate segment disclosures, as the segment expenses are disclosed on the Consolidated Statement of Operations and segment assets are disclosed on the Consolidated Schedule of Investments.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public business entities to provide more detailed disclosures about the nature of their expenses in the footnotes to the financial statements. The guidance is mandatorily effective for the Company for annual periods beginning in 2027, but early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

There are no other standards, interpretations or amendments to existing standards that are effective for the first time for the year beginning January 1, 2024 that would be expected to have a material impact on the Company.

3.
FAIR VALUE MEASUREMENT AND DISCLOSURES

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of December 31, 2024:

	Series I			Series II			Total
Description	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Investments, at fair value
Asset Backed Debt Securities	$-	$17,693	$18,212	$-	$43,166	$44,434	$-	$60,859	$62,646
Collateralized Loan Obligations - Residual Tranche	-	-	476	-	-	1,161	-	-	1,637
Collateralized Loan Obligations - Warehouses	-	-	27	-	-	67	-	-	94
Total Investments, at fair value(1)	$-	$17,693	$18,715	$-	$43,166	$45,662	$-	$60,859	$64,377

Derivative Assets, at fair value
Credit Default Swaps	$-	$-	$2,616	$-	$-	$6,384	$-	$-	$9,000
Interest Rate Swap	-	48	-	-	116	-	-	164	-
Forward Currency Contracts	-	101	-	-	246	-	-	347	-
Futures Contracts	334	-	-	816	-	-	1,150	-	-
Total Derivative Assets, at fair value	$334	$149	$2,616	$816	$362	$6,384	$1,150	$511	$9,000

Derivative Liabilities, at fair value
Credit Default Swaps	$-	$6	$-	$-	$16	$-	$-	$22	$-
Interest Rate Swap	-	-	-	-	-	-	-	-	-
Forward Currency Contracts	-	-	-	-	-	-	-	-	-
Futures Contracts	32	-	-	77	-	-	109	-	-
Total Derivative Liabilities, at fair value	$32	$6	$-	$77	$16	$-	$109	$22	$-
Total	$302	$17,836	$21,331	$739	$43,512	$52,046	$1,041	$61,348	$73,377

(1)
Investments at fair value at Series I, Series II and the Company totaling $25,647, $62,574 and $88,221, respectively, were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $14,594, $37,189 and $51,783, respectively, which are considered Level I assets.

As of December 31, 2023, Series I, Series II and the Company did not have any investments or derivatives to classify in the fair value hierarchy levels.

Transfers of investments between levels, if any, shall be recorded at the end of the period. There were no transfers in or out of the Company’s investments that are classified as Level III investments for the year ended December 31, 2024. The following table shows changes in the fair value of our Level III investment during the year ended December 31, 2024:

Description	Series I	Series II	Total
Balance as of December 31, 2023	$-	$-	$-
Purchases	22,601	55,135	77,736
Sales	(1,375)	(3,371)	(4,746)
Net realized gain (loss)	14	50	64
Net change in unrealized gain (loss)	91	232	323
Transfers into Level III	-	-	-
Transfers out of Level III	-	-	-
Balance as of December 31, 2024	$21,331	$52,046	$73,377

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the year ended December 31, 2024 attributable to Level III investments still held at December 31, 2024 for Series I, Series II and the Company were $91, $232 and $323, respectively.

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of December 31, 2024:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset Backed Debt Securities	$3,303	$8,061	$11,364	DCF	Discount Rate	3.70% - 17.00%	9.78%
Asset Backed Debt Securities	13,019	31,763	44,782	Transactional Value	Cost
Asset Backed Debt Securities	1,890	4,610	6,500	Broker Quote	N/A
Collateralized Loan Obligations - Residual Tranche	476	1,161	1,637	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	27	67	94	Transactional Value	Cost
Credit Default Swaps	2,616	6,384	9,000	Broker Quote	N/A
Total	$21,331	$52,046	$73,377

As of December 31, 2023, Series I, Series II and the Company did not have any Level III investments that would require disclosure of valuation techniques and unobservable inputs.

Unconsolidated Significant Subsidiary

Series I, Series II and the Company invest in MAST, a significant unconsolidated subsidiary. Please refer to exhibit 99.1 to this Annual Report for the audited financial statements of MAST. Note that Series I, Series II and the Company invested in MAST Series E for the year ended December 31, 2024 and do not have economic exposure to other series within the MAST partnership.

The net income (loss) specifically attributable to MAST Series E for Series I, Series II and the Company for the period from May 29, 2024 to December 31, 2024 was $627, $1,092 and 1,719, respectively.

4.
DERIVATIVE INSTRUMENTS

The following table presents the fair value of the derivative liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of December 31, 2024:

Derivative Assets, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$2,616	$6,384	$9,000
Currency Risk	EUR/USD Forward	101	246	347
Interest Rate Risk	Interest Rate Swap	48	116	164
Interest Rate Risk	SOFR Futures	334	816	1,150
Total		$3,099	$7,562	$10,661

Derivative Liabilities, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$6	$16	$22
Interest Rate Risk	SOFR Futures	32	77	109
Total		$38	$93	$131

(1)
See Note 2 for additional information on the Company’s purposes for entering into different types of derivatives and how they are recorded.
(2)
Approximately $793, $1,934 and $2,727 of collateral has been posted as of December 31, 2024 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $0, $0 and $0 of collateral has been received as of December 31, 2024 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the year ended December 31, 2024:

		For the Year Ended December 31, 2024
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$1,321	$4,486	$5,807	$-	$-	$-	$(13)	$(34)	$(47)
Currency Risk	EUR/USD Forward	$934	$2,917	$3,851	$-	$(1)	$(1)	$92	$254	$346
Interest Rate Risk	Interest Rate Swap	$3,126	$8,302	$11,428	$25	$86	$111	$49	$115	$164
Interest Rate Risk	SOFR Futures	$50,312	$152,724	$203,036	$-	$-	$-	$374	$666	$1,040
	Total net gain/(loss) on derivatives				$25	$85	$110	$502	$1,001	$1,503

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of financial and derivative assets and liabilities as of December 31, 2024:

	Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	2,765	6,746	9,511	$-	$-	$-	$-	$-	$-	2,765	6,746	9,511
Total	$2,765	$6,746	$9,511	$-	$-	$-	$-	$-	$-	$2,765	$6,746	$9,511

	Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and net amounts presented in the accompanying Consolidated Statements of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$(6)	$(16)	$(22)	$-	$-	$-	$6	$16	$22	$-	$-	$-
Total	$(6)	$(16)	$(22)	$-	$-	$-	$6	$16	$22	$-	$-	$-

Amounts in the preceding table have been limited to the liability balance, and accordingly, do not include any excess collateral pledged.

The gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $334, $816 and $1,150 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. The gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $32, $77 and $109 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

5.
NOTES PAYABLE

The Company's outstanding debt obligations as of December 31, 2024 were as follows:

	Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Promissory Notes	$751	$751	$1,502	$751	$751	$1,502	$-	$-	$-	$751	$751	$1,502	$751	$751	$1,502

(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of December 31, 2024.

Promissory Notes

	Fair Value
Legal Maturity	Series I	Series II	Total
6/28/2054	$536	$536	$1,072
11/1/2054	$215	$215	$430
	$751	$751	$1,502

The Promissory Notes are reported at amortized cost and are reflected within notes payable on the Company’s Consolidated Statements of Assets and Liabilities. The Promissory Notes pay interest on the principal balances at a rate of 12.4% per annum, payable semi-annually in arrears. However, the Operating Manager intends to repay the Promissory Notes prior to the legal maturity and is currently amortizing upfront costs associated with the Promissory Notes over a period of three years. Amortized amounts are included within general and administration expenses on the Company’s Consolidated Statements of Operations.

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

For the year ended December 31, 2024, the Operating Manager earned gross Management Fees of $89, $165 and $254 from Series I, Series II and the Company, respectively, with no Special Fees offset.

The Operating Manager or an affiliate may rebate, waive, or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. For the year ended December 31, 2024, there were no rebates or waivers of the management fees.

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

For the year ended December 31, 2024, the Operating Manager earned Performance Fees of $12, $-, and $12 from Series I, Series II, and the Company, respectively.

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Asset-Backed Finance Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services). For the year ended December 31, 2024, $91 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively.

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the year ended December 31, 2024, these expenses were $196, $877 and $1,073, for Series I, Series II and the Company, respectively and are included in general and administration expenses in the Consolidated Statements of Operations.

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

For the year ended December 31, 2024, the Operating Manager agreed to provide Expense Support of $(432), $(5,020) and $(5,452) for expenses incurred by Series I, Series II and the Company, respectively.

As of December 31, 2024, Series I, Series II and the Company had an outstanding amount payable of $2,133, $5,205 and $7,338, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities.

The cumulative balance of Expense Support provided by the Operating Manager was as follows:

Expires December 31, 2025			Expires December 31, 2026			Expires December 31, 2027
Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
$-	$-	$-	$-	$-	$-	$1,767	$4,312	$6,079

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

For the year ended December 31, 2024, Series I, Series II and the Company incurred annual distribution fees and servicing fees of $14, $6 and $20 respectively

Restricted Stock Grants

The Company's board of directors approved the Apollo Asset Backed Credit Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors. Effective September 3, 2024, the Company granted 5,930 shares with a grant date fair value of $150. Effective December 2, 2024, the Company granted 1,934 shares with a grant date fair value of $50. None of the shares have vested or been forfeited as of December 31, 2024.

Investment Transactions

In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales from or with affiliates of the Operating Manager. For the year ended December 31, 2024, the Company received $5,510 of sales proceeds and deployed $54,372 in purchase payments with affiliates of the Operating Manager.

7.
SHAREHOLDERS’ EQUITY

On September 22, 2023, the Company issued 40 V Shares for both Series I and Series II for aggregate consideration of $1 and $1, respectively, to an affiliate of Apollo.

The following table summarizes shareholder transactions in common shares during the twelve months ended December 31, 2024:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	621,948	15,651	1,042,219	26,375	1,664,167	42,026
Net increase (decrease)	621,948	$15,651	1,042,219	$26,375	1,664,167	$42,026
Balance as of December 31, 2024	621,948	$15,651	1,042,219	$26,375	1,664,167	$42,026

E Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	4,780	122	2,144,306	53,700	2,149,086	53,822
Net increase (decrease)	4,780	$122	2,144,306	$53,700	2,149,086	$53,822
Balance as of December 31, 2024	4,780	$122	2,144,306	$53,700	2,149,086	$53,822

F-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	997,457	25,368	2,250,251	57,155	3,247,708	82,523
Net increase (decrease)	997,457	$25,368	2,250,251	$57,155	3,247,708	$82,523
Balance as of December 31, 2024	997,457	$25,368	2,250,251	$57,155	3,247,708	$82,523

F-S Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of December 31, 2024	110	$3	110	$3	220	$6

P-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	2,056	53	2,166	56
Net increase (decrease)	110	$3	2,056	$53	2,166	$56
Balance as of December 31, 2024	110	$3	2,056	$53	2,166	$56

P-S Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	1,679,525	42,957	1,679,635	42,960
Net increase (decrease)	110	$3	1,679,525	$42,957	1,679,635	$42,960
Balance as of December 31, 2024	110	$3	1,679,525	$42,957	1,679,635	$42,960

T-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	920,456	23,549	398,973	10,265	1,319,429	33,814
Net increase (decrease)	920,456	$23,549	398,973	$10,265	1,319,429	$33,814
Balance as of December 31, 2024	920,456	$23,549	398,973	$10,265	1,319,429	$33,814

T-S Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	645,824	16,583	248,807	6,385	894,631	22,968
Net increase (decrease)	645,824	$16,583	248,807	$6,385	894,631	$22,968
Balance as of December 31, 2024	645,824	$16,583	248,807	$6,385	894,631	$22,968

V Shares:
Balance as of December 31, 2023	40	$1	40	$1	80	$2
Proceeds from issuance of shares
Net increase (decrease)
Balance as of December 31, 2024	40	$1	40	$1	80	$2

Total net increase (decrease)	3,190,795	$81,282	7,766,247	$196,893	10,957,042	$278,175

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

As of December 31, 2024, the Company had not issued any Shares under the DRIP.

Distributions

The Company will seek to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series I or Series II will pay quarterly distributions consistently and at a specific rate, or at all. For the year ended December 31, 2024, distributions of $741, $3,290, and $4,031 were declared by Series I, Series II, and the Company, respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP of the Company.

The following table reflects the aggregate distributions declared for each applicable share type of the Company:

	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$267	$448	$715
E Shares:	1	1,780	$1,781
F-I Shares:	259	630	889
F-S Shares:	-	-	$-
P-I Shares:	-	-	-
P-S Shares:	-	319	$319
T-I Shares:	129	68	$197
T-S Shares:	85	45	$130
Total Distributions Declared:	$741	$3,290	$4,031

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

8. INCOME TAXES

Series I has elected to be treated as a corporation and is subject to current and deferred U.S. federal, state and/or local income taxes. Series II holds interests in Asset Backed Finance Assets, through subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes and therefore are subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level. The components of the provision for (benefit from) income taxes are as follows:

	For the year ended December 31, 2024
	Series I	Series II	Total
Current:
Federal Income Tax	$33	$140	$174
State and local Income Tax	$-	$-	$-
	$33	$140	$174
Deferred:
Federal Income Tax	$62	$(54)	$7
State and local Income Tax	$-	$-	$-
	$62	$(54)	$7

Total income Tax provision (Benefit)	$95	$86	$181

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	For the year ended December 31, 2024
	Series I	Series II	Total
U.S Federal Statuatory tax rate	21%	21%	21%
State and local income taxes (net of federal tax)	0%	0%	0%
Effective Income tax rate	21%	21%	21%

The following table represents significant components of the Company’s deferred tax assets and liabilities:

	For the year ended December 31, 2024
	Series I	Series II	Total
Deferred tax asset
Unrealized appreciation/depreciation		54

Deferred tax liability
Unrealized appreciation/depreciation	62

In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible.

As of December 31, 2024, the Company has no open tax years under the general statute of limitations provision that could be subjected to examination as 2024 is the initial tax year. Currently, there are no audits in process.

9.
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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

As of December 31, 2024, Series I, Series II and the Company had unfunded commitments on Asset-Backed Finance Assets amounting to $5,471, $13,347, and $18,818, respectively, and €2,597, €6,337, and €8,935, respectively.

10.
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

11.
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

12.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the year ended December 31, 2024:

				Series I
				(in thousands)

	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	T-I Shares	T-S Shares
Per Share Data:
Net asset value at beginning of year	$-	$-	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	25.43	25.00	25.16	25.63	25	25	25.58	25.68
Distributions declared(1)	(0.26)	(0.13)	(0.43)	(0.18)	(0.60)	(0.60)	(0.14)	(0.13)
Net investment income(2)	0.31	0.38	0.4	0.13	0.46	0.46	0.13	0.09
Net realized and unrealized gain/(loss)(3)	(0.18)	0.16	0.01	(0.06)	0.17	0.17	(0.01)	(0.12)
Net increase (decrease) in net assets resulting from operations	0.13	0.54	0.41	0.07	0.63	0.63	0.12	(0.03)
Net asset value at end of year	$25.30	$25.41	$25.14	$25.52	$25.03	$25.03	$25.56	$25.52
Shares outstanding at end of year	997,457	110	621,948	4,780	110	110	920,456	645,824
Weighted average shares outstanding	377,574	110	478,366	3,858	110	110	832,809	388,623

Ratio/Supplemental Data:
Net assets at end of year	$25,232	$3	$15,638	$122	$3	$3	$23,526	$16,481
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	5.84%	7.62%	6.83%	4.79%	7.31%	7.31%	4.69%	5.98%
Total expenses after expense support and after performance fees	1.47%	1.96%	1.73%	0.94%	1.65%	1.65%	0.97%	1.70%
Total expenses after expense support and before performance fees	1.47%	1.76%	1.63%	0.94%	1.34%	1.34%	0.97%	1.70%
Net investment income(5)(6)	3.14%	3.95%	3.98%	3.40%	4.27%	4.27%	3.42%	2.48%
Total return(7)	2.23%	2.18%	2.29%	0.60%	2.51%	2.51%	0.58%	0.39%

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

				Series II
				(in thousands)

	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	T-I Shares	T-S Shares
Per Share Data:
Net asset value at beginning of year	$-	$-	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	25.40	25.00	25.31	25.04	25.66	25.58	25.73	25.66
Distributions declared(1)	(0.28)	(0.15)	(0.43)	(0.83)	(0.19)	(0.19)	(0.17)	(0.18)
Net investment income(2)	0.41	0.42	0.49	0.67	0.48	0.44	0.15	0.11
Net realized and unrealized gain/(loss)(3)	(0.21)	0.17	(0.17)	0.11	(0.48)	(0.35)	(0.18)	(0.10)
Net increase (decrease) in net assets resulting from operations	0.20	0.59	0.32	0.78	0	0.09	(0.03)	0.01
Net asset value at end of year	$25.32	$25.44	$25.20	24.99	25.47	25.48	25.53	25.49
Shares outstanding at end of year	2,250,251	110	1,042,219	2,144,306	2,056	1,679,525	398,973	248,807
Weighted average shares outstanding	970,721	110	578,265	2,036,834	434	459,611	208,485	166,435

Ratio/Supplemental Data:
Net assets at end of year	$56,982	$3	$26,260	$53,584	$52	$42,802	$10,186	$6,342
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	5.70%	7.08%	5.77%	10.87%	5.74%	4.73%	5.27%	5.75%
Total expenses after expense support and after performance fees	1.23%	1.42%	1.20%	1.01%	0.75%	0.80%	0.75%	1.64%
Total expenses after expense support and before performance fees	1.23%	1.23%	1.20%	1.01%	0.75%	0.80%	0.75%	1.64%
Net investment income(5)(6)	3.70%	4.09%	4.34%	4.05%	3.64%	3.44%	3.21%	2.49%
Total return(7)	2.41%	2.34%	2.50%	3.27%	2.67%	2.70%	0.59%	0.48%

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

13.
SUBSEQUENT EVENTS

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

January Financial Update

As of January 2, 2025, the Company issued and sold the following unregistered shares of the Company (with the final number of shares being determined on January 27, 2025) to third party investors for cash:

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	196,277	$4,935	152,821	$3,850
F-I Shares	26,881	680	415,660	10,526
P-S Shares	-	-	742,213	18,915
E Shares	1,077	27	1,701	43
T-I Shares	134,236	3,431	143,550	3,665
T-S Shares	323,270	8,250	646,890	16,490

As of February 3, 2025, the Company issued and sold the following unregistered shares of the Company (with the final number of shares being determined on February 27, 2025) to third party investors for cash:

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	112,464	$2,850	141,243	$3,586
F-I Shares	133,959	3,415	829,492	21,160
P-S Shares	-	-	749,105	19,240
E Shares	-	-	10,711	270
T-I Shares	33,378	860	171,415	4,411
T-S Shares	244,848	6,295	269,942	6,930

As of March 3, 2025, the Company issued and sold the following unregistered shares of the Company (with the final number of shares being determined on March 25, 2025) to third party investors for cash:

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	77,511	$1,980	339,942	$8,720
F-I Shares	172,135	4,422	528,209	13,608
P-S Shares	-	-	339,780	8,817
P-I Shares	-	-	10,795	280
E Shares	962	25	431	11
T-I Shares	186,464	4,844	345,725	8,988
T-S Shares	175,854	4,555	992,219	25,718

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of the Sarbanes-Oxley Act, which are filed or furnished as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K, are applicable to each Series individually and to the Company as a whole.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Overall responsibility for the Company’s and each Series’ oversight rests with the Board. To the extent permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, any committee of the Board, the officers of the Company or the Operating Manager. The Board currently consists of eight members, four of whom are independent directors, as such term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual.

Board of Directors and Executive Officers

Information regarding the Board and executive officers are set forth below:

Name	Age	Position	Position Held since
Stuart Rothstein	59	Chair of the Board	2024
Bret Leas	49	Director	2024
Nancy De Liban	62	Director	2024
Michael Paniwozik	47	President and Director	2024
John Chrystal	66	Independent Director	2024
Thomas Marano	63	Independent Director	2024
Wendy K. Modlin	51	Independent Director	2024
James H. Simmons III	58	Independent Director	2024
Robert Rossitto	51	Chief Financial Officer	2024

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

Biographical Information

Directors

Stuart Rothstein. Mr. Rothstein is the Chair of the Board of ABC. Since April 2023, Mr. Rothstein has been the Chief Operating Officer—Asset Backed Finance of Apollo and since 2009, Mr. Rothstein has been a partner and the Chief Operating Officer—Real Estate of Apollo. In those roles, Mr. Rothstein is responsible for managing the day-to-day operations of the businesses as well as strategic planning, development and implementation of growth and product strategies and new business development. Mr. Rothstein has served on the board of directors of Apollo Realty Income Solutions, Inc. (“ARIS”) since September 2021 and Chairman of the board of directors of ARIS since June 2022. Since March 2012, Mr. Rothstein has been the President and Chief Executive Officer and one of the directors of Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI) (“ARI”). From September 2009 through April 2013, Mr. Rothstein served as the Chief Financial Officer, Treasurer and Secretary of ARI and from January 2022 to April 2022, he also served as the interim Chief Financial Officer, Treasurer, and Secretary of ARI. Since December 2024, Mr. Rothstein has served as President of Apollo Diversified Real Estate Fund ("ADREF") and as Chairman and Trustee of ADREF's board of trustees. Prior to joining Apollo in 2009, Mr. Rothstein was a Co-Managing Partner of Four Corners Properties, a privately held real estate investment company. Previously, he was employed by KKR Financial Advisors, LLC, RBC Capital Markets, Related Capital Company and Spieker Properties, Inc. Mr. Rothstein graduated from the Schreyer Honors College at the Pennsylvania State University with a BS in Accounting and received an MBA from the Stanford University Graduate School of Business. Mr. Rothstein was selected to serve on our Board because of the strategic leadership and business judgment he has demonstrated in his various leadership roles with Apollo and his extensive managerial and executive experience.

Bret Leas. Mr. Leas is a director of ABC. Mr. Leas is Partner and Co-Head of Asset-Backed Finance, overseeing Apollo’s Global Asset-Backed and Financing Solutions business. He concurrently serves as the head of the compensation committee and member of the board of directors of Redding Ridge Asset Management. He also serves on the board of directors of Cadma Capital Partners and the parent entity of Atlas Securitized Products. Prior to joining Apollo in 2009, Mr. Leas was Director in the Credit Structuring Group at Barclays Capital. Previously, he was an Associate at Weil, Gotshal & Manges LLP, primarily focusing on asset-backed securities, CDOs and credit derivatives. Mr. Leas graduated cum laude from the University of Maryland with a BA in History and graduated cum laude from Georgetown University Law Center with a JD. He is the former Chairman of the board of directors of the Make-A-Wish Foundation of Metro New York and Western New York. We believe Mr. Leas’s extensive experience managing asset-backed finance related transactions across the globe makes him a valuable member of the Board.

Nancy De Liban. Ms. De Liban is a director of ABC. Ms. De Liban is the Co-Head of Asset-Backed Finance at Apollo. Prior to joining Apollo in 2012, Ms. De Liban was a Senior Managing Director at Countrywide Financial Corporation, as well as the President of Countrywide Alternative Asset Management. While at Countrywide, Ms. De Liban oversaw non-agency MBS and whole loan trading including all conduit operations. Ms. De Liban was also a member of Countrywide’s model validation committee and was one of the senior managers in charge of Countrywide Commercial Real Estate Finance. Prior to joining Countrywide, Ms. De Liban was Senior Managing Director at Bear Stearns for nearly 15 years, where she was a member of the mortgage team focused on modelling, structuring and trading of structured products and was responsible for numerous structural innovations. She currently serves on the board of directors of the parent entities of Atlas Securitized Products, Aqua Financial, NewFi Lending, Petros Pace Finance, and ROC Capital. Ms. De Liban previously served on the board of directors of the parent entity of Amerihome. Ms. De Liban received her BS in Finance from the University of Southern California. We believe Ms. De Liban’s extensive asset-backed finance product structuring, valuation, and management experience makes her a valuable member of the Board.

Michael Paniwozik. Mr. Paniwozik is the President and a director of ABC. Mr. Paniwozik is Partner, Global Head of Structured Credit Investing at Apollo and also oversees the Apollo Credit Platform’s portfolio of third-party credit manager incubation partnerships. He is concurrently a member of the credit investment committee of Redding Ridge Asset Management, LLC. Prior to joining in 2015, Mr. Paniwozik was Managing Director and Senior Product Strategist for US Corporate Credit at Napier Park Global Capital. He began his career in credit structuring at Credit Suisse First Boston. Mr. Paniwozik graduated cum laude from the University of Chicago with a BA in Economics.

John Chrystal. Mr. Chrystal is an independent director of ABC. Mr. Chrystal has served as the Chairman of the board of directors of MoneyLion, a fintech company that offers lending, financial advisory and investment service, since 2016. Mr. Chrystal also serves as a director of Regatta Loan Management LLC. Previously, from June 2013 until February 2022, he served as a director of The Bancorp, Inc. and its subsidiaries, including serving as Vice Chairman beginning in April 2017. He also served as Interim Chief Executive Officer of The Bancorp, Inc. and President of The Bancorp Bank from December 2015 through May 2016. Mr. Chrystal also previously served as a director of numerous special purpose acquisition companies, including Insurance Acquisition Corp from 2019 to 2020, Insurance Acquisition Corp II from 2020 to 2021, Insurance Acquisition Corp III from 2020 to 2022, and MCAP Acquisition Corp in 2021, and as a director of the Trust for Advised Portfolios from 2010 to 2022. Mr. Chrystal was also an advisor to Monroe Capital LLC and its affiliated funds from 2017 to 2022, a Managing Member of Bent Gate Advisors, LLC from 2009 to 2012, a Founding Partner of DiMaio Ahmad Capital from 2005 to 2008, and was a Managing Director with Credit Suisse entities, with oversight of asset management and financial products functions, in varying roles from 1993 to 2005. Mr. Chrystal received an MBA from The University of Chicago and an undergraduate degree from Iowa State University. We believe Mr. Chrystal’s extensive experience in the financial services industry and his prior track record as a senior executive and director make him well qualified to serve on the Board.

Thomas Marano. Mr. Marano is an independent director of ABC. Mr. Marano has served as the Chief Operating Officer of The Chotin Group Corporation, a family office that invests in CRE and diversified marketable securities, since November 2023. From January 2020 to November 2023, Marano was the Managing Member of Oldpike Associates, a consulting company focused on mortgage, finance, and the hospitality industry. Mr. Marano served as the Chief Executive Officer and President of Ditech Holding Corp. from April 2018 through October 2019, and as a director and Chairman of the board of directors from February 2018 through October 2019, where he led the sale of Ditech assets to New Residential Investment Corp. via a structured bankruptcy. From November 2014 to August 2019, Mr. Marano served as

Chief Executive Officer of Intrawest Resorts Holdings, Inc. Prior to Intrawest Resorts, Mr. Marano was the Managing Member of OldePike Associates LLC, a mortgage consulting business, from 2013 to 2014. From 2009 until 2013, Mr. Marano served as Chief Executive Officer of Mortgage Operations, Chief Capital Markets Officer, and Chief Executive Officer and Chairman of GMAC ResCap, Inc. for GMAC, Inc./Ally Financial, Inc. From 2008 until 2009, Mr. Marano served as a Managing Director at Cerberus Capital Management, LLC, where he consolidated commercial and residential mortgage trading operations and helped establish a mortgage fund. Until 2008, Mr. Marano worked at Bear Stearns & Co. Inc. for 25 years as a trader and ultimately as the U.S. and Global Head of Mortgage-Backed and Asset-Backed Securities. Mr. Marano serves as a director of the board of Lynx IMB, owner of an independent mortgage company, since March 2024. Mr. Marano holds a bachelor’s degree from Columbia College. We believe Mr. Marano’s extensive experience in compliance and regulatory matters makes him well qualified to serve on the Board.

Wendy K. Modlin. Ms. Modlin is an independent director of ABC. Ms. Modlin has served as the Chief Compliance Officer and a member of the executive committee at LionTree LLC, an independent investment and merchant bank, since 2019. Prior to LionTree, Ms. Modlin served as a Senior Compliance Officer at Apollo Global Management Inc., a global alternative asset manager and an affiliate of ABC, from March 2008 to September 2019. Ms. Modlin received a BA from Barnard College and a Doctor of Law from Cardozo School of Law. We believe Ms. Modlin’s extensive experience in compliance and regulatory matters makes her well qualified to serve on the Board.

James H. Simmons III. Mr. Simmons is an independent director of ABC. Mr. Simmons has served as Chief Executive Officer and Founding Partner of Asland Capital Partners since 2019, serving as head of its investment committee with oversight of the day-to-day operations of the firm. Mr. Simmons has over two decades of real estate investment experience across the public and private sectors. Prior to founding Asland Capital Partners, Mr. Simmons was a Partner at Ares Management, where he led the Ares Domestic Emerging Markets Fund, and was previously a Partner at Apollo Real Estate Advisors. Mr. Simmons was also previously president and CEO of the Upper Manhattan Empowerment Zone Development Corporation and held prior roles at Bankers Trust and Salomon Smith Barney. Mr. Simmons currently serves on the board of directors of Regency Centers Corporation (NASDAQ: REG), and the board of directors of ScionHealth. Mr. Simmons received a BS degree from Princeton University, an MS from the Virginia Polytechnic Institute and State University and a Master of Management degree from Northwestern University’s J.L. Kellogg Graduate School of Management. We believe Mr. Simmons’ extensive background in business and investing in public and private companies makes him well qualified to serve on the Board

Executive Officers

The Company’s executive officers (through a delegation of authority from the Board) or, in certain cases, the Board or a committee thereof, will be responsible for making capital allocation decisions proposed by the Operating Manager and overseeing the management of the Company.

Michael Paniwozik. Mr. Paniwozik is the President and a director of ABC. For Mr. Paniwozik’s biography, please see “—Directors.”

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

Committees

The Board has formed an Audit Committee comprised solely of independent directors and may form additional committees, ad hoc committees or working groups in the future.

Audit Committee

The primary purpose of the Audit Committee is to assist the Board in overseeing and monitoring (i) the integrity of our financial statements and other financial information provided by the Company to its Shareholders, the public and others, (ii) our compliance with legal and regulatory requirements and (iii) the qualifications, independence and performance of our independent auditor. In addition, transactions and other matters of the Company that present a material conflict of interest will be subject to the review and approval of a majority of the non-interested members of the Board or a duly-appointed committee thereof, which is initially the Audit Committee that is composed entirely of independent directors.

The Board has appointed our four independent directors to serve on the Audit Committee. Each of the members of the Audit Committee meets the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the

Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance. The Board has determined that Mr. Chrystal qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Executive Officers

The Company’s executive officers (pursuant to a delegation of authority from the Board), and in certain instances the Board or a committee of the Board, are responsible for making capital allocation and acquisition decisions proposed by the Operating Manager. With the oversight of the Board, our executive officers oversee the management and control of the Company’s Asset-Backed Finance Assets.

Operating Manager

Pursuant to the terms of the Operating Agreement, the Operating Manager, a wholly-owned subsidiary of Apollo that is an investment adviser registered with the SEC under the Investment Advisers Act of 1940 (as amended, the “Advisers Act”) manages the Company on a day-to-day basis and provides certain management, administrative and advisory services to the Company related to funding, financing and structuring Asset-Backed Finance Assets.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all officers and directors of the Company, which is available on our website at https://apollo.com/abc. In accordance with, and to the extent required by the rules and regulations of the SEC, we intend to disclose amendments to or waivers of the Code of Business Conduct and Ethics on our website or in a Current Report on Form 8-K filing.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities by any of our directors or employees, partners, employee directors and officers of Apollo, that are reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

 Item 11. Executive Compensation

We do not currently have any employees. Our corporate senior management team is comprised of Company officers, who are employees of Apollo. We may also engage other personnel which may be supplied by the Operating Manager or its affiliates, or may be directly hired by the Company or one or more of its subsidiaries. Services necessary for our business are generally provided by individuals who are employees of the Operating Manager, or its affiliates, pursuant to the terms of the Operating Agreement, as applicable. Our day-to-day business operations is managed by the Operating Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment professionals employed by the Operating Manager or its affiliates. Certain risks and potential conflicts exist as a result of our receiving services from the Operating Manager and its affiliates and not having any employees. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—We face heightened risk from working with Affiliated Service Providers since key personnel will not devote their full time or attention to the Company and could leave the Affiliated Service Provider at any time.”

Our executive officers may receive compensation from us in the form of E Shares but will not otherwise receive direct compensation from us. The Company does not grant stock options (or similar equity awards) to its executive officers. We reimburse the Operating Manager and/or their affiliates for Company expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Operating Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any Asset-Backed Finance Asset (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company). See “Item 1. Business—Operating Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

Our directors who are not independent directors may receive compensation from us in the form of E Shares but will not otherwise receive direct compensation from us. We expect to pay each independent director annual compensation in the amount of $150 per year (prorated as applicable for any partial year), consisting of (a) $100 in cash, quarterly in arrears, together with (b) restricted E Shares with an aggregate value of $50, based on the then-current per Share transaction price of our E Shares at the time of grant. We expect to pay the Chair of the Audit Committee an additional annual fee of $10, paid in cash. Restricted stock grants will generally vest one year from the date of grant. Upon the declaration of a dividend payable to holders of E Shares, our directors will receive dividend payments on restricted E Shares or other equity awards they hold to the same extent, and in the same per share amounts, as other holders of E Shares. We are also authorized to pay the reasonable out-of-pocket expenses of each independent director incurred by such director in connection with the fulfillment of his or her duties as an independent director.

The following table sets forth the compensation earned by our directors for the year ended December 31, 2024 ($ in thousands):

Name	Fees Earned or Paid in Cash[1]	Share Awards[2]	Total
Stuart Rothstein	$-	-	-
Bret Leas	$-	-	-
Nancy De Liban	$-	-	-
Michael Paniwozik	$-	-	-
John Chrystal	$64	50	114
Thomas Marano	$-	50	50
Wendy K. Modlin	$57	50	107
James H. Simmons III	$57	50	107

(1) Amounts in this column represent the pro-rated portion of annual Board and Audit Committee Chair fees earned in 2024.

(2) Amounts in this column represent the aggregate grant date fair value of awards granted in 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2025, information with respect to the beneficial ownership of our Shares by

•
each person known to us to beneficially own more than 5% of any class of voting Shares;
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

Name and Address	Number of Series I V Shares Beneficially Owned	Percent of Series I V Shares Beneficially Owned	Number of Series II V Shares Beneficially Owned	Percent of Series II V Shares Beneficially Owned
Greater than 5% Beneficial Owners of Voting Shares
Apollo Principal Holdings B, L.P.(1)	40	100%	40	100%

(1)
Number of Shares and percent beneficially owned presented in the table related to Series I V Shares and Series II V Shares, which are the only share classes held by the beneficial owner, and such shares have voting rights. Apollo Principal Holdings B, L.P. is managed by a board of managers consisting of Marc Rowan, Scott Kleinman and James Zelter. Each of Messrs. Rowan, Kleinman and Zelter disclaim beneficial ownership of the securities described above. The address of Apollo Principal Holdings B, L.P. is 9 West 57th Street, 42nd Floor, New York, New York 10019.

Name and Address	Number of Series I E Shares Beneficially Owned	Percent of Series I E Shares Beneficially Owned	Number of Series II E Shares Beneficially Owned	Percent of Series II E Shares Beneficially Owned
Directors and Executive officers(1)
John Chrystal	-	-	2,042	*
Nancy De Liban	-	-	-	-
Bret Leas	-	-	-	-
Thomas Marano	-	-	1,998	*
Wendy K. Modlin	-	-	2,042	*
Michael Paniwozik	-	-	10,056	*
Robert Rossitto	-	-	-	-
Stuart Rothstein	-	-	9,918	*
James Simmons	-	-	2,042	*
All directors and executive officers as a group (nine persons)	-	-	28,098	1.3%

* Represents less than 1%

(1)
The business address of each director and executive officer is c/o Apollo Asset Backed Credit Company LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

Securities Authorized for Issuance Under Equity Compensation Plans

Independent Director Restricted Share Plan

The Company has adopted a restricted share plan (the “Restricted Share Plan”) for the independent directors in order to attract and retain independent directors of the Company and its affiliates, as well as to enable such independent directors to acquire an equity interest in and participate in the long-term growth and financial success of the Company.

The Company’s Restricted Share Plan is administered by the Board. The Board has the full authority to: (1) designate participants; (2) determine the number and type of awards to be covered; (3) determine the terms and conditions of any award; (4) determine and/or increase the vested portion of any award; (5) determine whether, to what extent and under what circumstances awards may be canceled, forfeited or suspended; (6) interpret, administer, reconcile any inconsistency, correct any defect and or/or supply any omission in the Restricted Share Plan and any instrument or agreement relating to, or any award made; (7) establish, amend, suspend, or waive such rules and regulations and appoint such agents for the proper administration of the Restricted Share Plan or waive any vesting or forfeiture conditions applicable to any award and; (8) make any other determination and take any other action that the Board, in its sole discretion, deems necessary or desirable for the administration of the Restricted Share Plan in accordance with its terms. Awards under the Restricted Share Plan shall be issued as either Series I or Series II Class E Shares, and the number of issued E Shares under the Restricted Share Plan shall not exceed 40,000 shares.

Restricted share awards entitle the recipient to shares of Series I or Series II E Shares under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s service with the Company or the Company’s affiliates. In the event of a termination of a recipient’s service or cause, all of the participant’s shares, whether vested or unvested, shall immediately be cancelled and forfeited without consideration. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested.

The Company does not have any equity compensation plans other than the Restricted Share Plan.

The following table presents certain information about the Company’s equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	$-	$-	$-
Equity compensation plans not approved by shareholders	$-	$-	$32,136
Total	$-	$-	$32,136

Item 13. Certain Relationships and Related Transactions and Director Independence

Asset-Backed Finance Assets

In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales of Asset-Backed Finance assets from or to affiliates of the Operating Manager. For the year ended December 31, 2024, the Company received $5,510 of sales proceeds from sales of Asset-Backed Finance Assets to affiliates of the Operating Manager, and deployed $54,372 in purchase payments for purchases of Asset-Backed Finance Assets from affiliates of the Operating Manager.

Operating Expenses

The Company incurred certain Operating Expenses related to services provided by personnel of the Operating Manager and/or its affiliates under the Operating Agreement. For the year ended December 31, 2024, these expenses were $196, $877, and $1,073 for Series I, Series II and the Company, respectively. These Expenses are included in General and administration expenses in the Consolidated Statements of Operations; and also in the Due to Operating Manager and Other accrued expenses and liabilities in the Consolidated Statements of Assets and Liabilities.

Expense Support and Conditional Reimbursement Agreement

On November 13, 2023, the Company entered into the Expense Support and Conditional Reimbursement Agreement with the Operating Manager pursuant to which the Operating Manager may elect to pay certain Expense Supports. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Operating Manager elected to pay Expense Support of $(432), $(5,020) and $(5,452) incurred by Series I, Series II and the Company, respectively, for the year ended December 31, 2024.

As of December 31, 2024, Series I, Series II and the Company had an outstanding amount payable to the Operating Manager of $2,133, $5,205 and $7,338, respectively, for payments made on their behalf.

Issuance of E Shares to a Subsidiary of Apollo

On May 3, 2024, the Company received a seed investment from a subsidiary of Apollo (“Apollo Principal Holdings”) in the form of a $50,000 purchase of E Shares in Series II to assist the Company initiate operational and acquisition activities, at a price of $25 per share. In connection with such seed investment, the Company and Apollo Principal Holdings entered into a letter agreement, pursuant to which Apollo Principal Holdings may request the repurchase of such E Shares, from time to time, at the then-applicable NAV per Share. The Company expects to repurchase such E Shares upon request to the extent the amount of the repurchase request does not exceed the Company’s available liquidity, in its sole discretion, from capital provided by third-party investors’ purchases of investor shares of the Company net of any actual or anticipated investor repurchase requests pursuant to the share repurchase plan, which would not be detrimental to the liquidity or operational and acquisition activities of the Company.

Dealer Manager Agreement

On May 1, 2024, the Company entered into a Dealer Manager Agreement (as amended and restated, the “Dealer Manager Agreement”) with the Dealer Manager.

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share, F-S Share, T-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares, F-S Shares and T-S Shares and 0.25% per annum of the aggregate NAV of the

Company’s outstanding P-S Shares commencing November 1, 2025. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the Anchor Shares, I Shares, F-I Shares, T-I Shares, P-I Shares or BD Shares. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers. Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

For the year ended December 31, 2024, Series I, Series II and the Company incurred annual distribution fees and servicing fees of $14, $6 and $20 respectively.

Relationship with Certain Affiliate Loan Service Providers

Apollo Capital Solutions and Redding Ridge Asset Management LLC, each an affiliate of Apollo, and other affiliates of the Company, engage in loan origination, transaction structuring and warehousing and syndication services and similar arrangements provided to borrowers, loan syndicates and others. From time to time, such service providers provide these services to Asset-Backed Finance Assets that the Company acquires or to lending syndicates in which the Company participates, and will generally be entitled to servicing, agent, structuring or other fees or expense reimbursements for such services. Such services include, or are expected to include, sourcing of loans, due diligence of loans and general structuring, servicing, syndication and administration services in respect of loans or loan portfolios. Any such fees received by Apollo or such affiliated service providers from the Company’s Asset-Backed Finance Assets will not be shared with the Company or attributable to, or for the benefit of, the Company. For the year ended December 31, 2024, affiliates of the Company received aggregate fees of $97 for services as loan service providers.

Operating Agreement

The Company and the Operating Manager have entered into the Operating Agreement pursuant to which the Operating Manager is entitled to receive the Management Fee and Performance Fee. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are subject to conflicts of interest arising out of our relationship with Apollo, including the Operating Manager and its affiliates. Additionally, the compensation arrangements of the Operating Manager or its affiliates and their personnel (including certain of their personnel who also serve as officers and/or directors of the Company) could influence the Operating Manager’s services to us. The Company has established policies and procedures, including the adoption of a Conflicts of Interest and Related Party Transactions Policy, consistent with the LLC Agreement, that allows the Company to address some types of conflicts by seeking the approval of the Board or a committee of the Board consisting of independent directors, which is initially the Audit Committee; provided that any transaction that is identified in Section 15.1 of the LLC Agreement will be deemed to be approved by Shareholders. When the Audit Committee considers a matter, including those referred to it by the Operating Manager or an affected director or executive officer, where required by our Conflicts of Interest and Related Party Transactions Policy or applicable law, it will determine if the potential conflict is a related party transaction and, if so, if the resolution of the conflict is fair and reasonable to the Company. For example, transactions in which the Company is a participant and any “related party” (any of our directors, executive officers, shareholders beneficially owning greater than 5% of our voting securities, or immediate family members of any of the foregoing) has a direct or indirect material interest that is required to be disclosed pursuant to Item 404 of Regulation S-K under the Exchange Act, will be approved and/or ratified by the Board or by the Audit Committee or a committee appointed by the Board consisting solely of disinterested directors pursuant to our Conflicts of Interest and Related Party Transactions Policy. Any directors who are involved in such transaction will be recused from all discussions and decisions by the Board, the Audit Committee or other applicable appointed committee. In addition, if required by the Advisers Act or applicable law, the Audit Committee will review and potentially approve conflicts of interest. The Audit Committee may select one or more persons (each, a “Third- Party Review Agent”) who are not affiliated with the Operating Manager or the Board, to consider and, on behalf of the Shareholders and the Company, review and/or approve such matters or potential conflicts of interest as the Audit Committee may determine, including any principal, agency, agency cross and cross transactions, or matters that could require approval by applicable law, including Section 205(a) and Section 206(3) of the Advisers Act. The Audit Committee is authorized to submit such matters to the Third-Party Review Agent for their review and consent, which review and/or consent will be binding on the Company and the Shareholders, and will not be obligated to separately seek the review or consent of any Shareholders with respect to such matters. If a potential conflict of interest is not required to be addressed by the Audit Committee by our Conflicts of Interest and Related Party Transactions Policy or applicable law, the resolution of the conflict will depend on the exercise of the Company’s and the Operating Manager’s discretion in light of the relevant facts and circumstances at the time, including the immediate and long-term interests of the relevant Apollo Clients, including the Company, the Operating Manager and their respective Asset-Backed Finance Assets, as applicable. The specific weight ascribed to each of the relevant factors is a subjective judgment about which reasonable people may differ, and such judgments will remain in the Company’s and the Operating Manager’s complete discretion. For the avoidance of doubt, the Company is not required to and generally does not expect to seek Board or Shareholder approval to manage the conflicts of interest described herein or other potential conflicts of interest that may arise from time to time unless required by applicable law, the LLC Agreement, our Conflicts of Interest and Related Party Transactions Policy or the Operating Agreement. Furthermore, any prohibition or restriction contained in the LLC Agreement applies only at the Company and Series levels and does not apply to any transaction by one or more of the Asset-Backed Finance Assets. There is no guarantee that the policies and procedures adopted by us, the terms of the LLC Agreement, the terms and conditions of the Operating Agreement or the policies and procedures adopted by the Operating Manager, Apollo and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

By acquiring the Shares, each Shareholder is deemed to acknowledge and agree that: (i) Apollo, the Operating Manager and their respective affiliates are authorized to engage, without liability to the Company, the Series or the Shareholders, in any or all of the activities of the type or character described or contemplated in the LLC Agreement, “Item 1A.—Risk Factors” above, this sub-section “—Potential Conflicts of Interest” and the Operating Agreement whether or not such activities have or could have an effect on the Company’s or the Series’ affairs or on any Asset-Backed Finance Assets; (ii) no such activity will in and of itself constitute a breach of the LLC Agreement or of any duty owed by any such person to the Shareholders or the Company or the Series; and (iii) the public availability of the LLC Agreement and the distribution of the Registration Statement prior to the closing date as of which such Shareholder is admitted to the Company will be deemed to constitute disclosure of all such activities provided prior to such Shareholder making any subscription. Shareholders will not be deemed to waive their rights under the U.S. federal securities laws by making the foregoing deemed acknowledgment. The rights of shareholders under the LLC Agreement and Delaware law with respect to the Company may differ from rights of shareholders in other entities organized under Delaware law. To the extent that prospective investors would benefit from an independent review, such benefit is not available through Simpson Thacher & Bartlett LLP or other legal counsel or through the Operating Manager or any of their respective affiliates. Prospective investors are encouraged to seek the advice of independent legal counsel in evaluating the conflicts involved in the offering and operation of the Company.

LLC Agreement

Conflicts of interest exist and may arise in the future as a result of the relationships among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of our Members, on the other hand. Whenever a potential conflict arises among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of our Members, on the other hand, which is not already approved in the LLC Agreement, the Board or the Operating Manager may, but shall not be required to, resolve that conflict by seeking approval from a committee of our independent directors (which, initially, will be our Audit Committee). Our LLC Agreement contains provisions that reduce or eliminate certain of the duties of the Board, including fiduciary duties, to the Company, the Series, and our Shareholders and Members. Our LLC Agreement also restricts the remedies available to Shareholders and Members for actions taken that without those limitations might constitute breaches of duty, including fiduciary duties. See “Item 1A. Risk Factors—Additional Risks Related to the Operation of the Company Generally—Our LLC Agreement eliminates certain duties (including fiduciary duties) owed by the Board or other parties to the Company, the Members and the Shareholders. The Board, Apollo, the Members, the Operating Manager, our officers and their respective affiliates and certain service providers will be entitled to exculpation and indemnification resulting in limited right of action for Shareholders.”

Under our LLC Agreement, the Board or the Operating Manager will not be in breach of its obligations under the LLC Agreement or its duties to us or our Shareholders or Members if the resolution of the conflict of interest or the course of action in respect of the conflict of interest is:

•
approved by a committee of our independent directors, which is initially the Audit Committee, although the Board or the Operating Manager is not obligated to seek such approval;
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

The Board or the Operating Manager may, but is not required to, seek the approval of such resolution from the Audit Committee, any other committee of our independent directors or our Shareholders. If the Board or the Operating Manager does not seek approval from the Audit Committee, any other committee of our independent directors or our Shareholders and the Board or the Operating Manager, as applicable, determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the second and third bullet points above, then it will be presumed that in making its decision the Board or the Operating Manager, as applicable, acted in good faith, and in any proceeding brought by or on behalf of any Shareholder, Member or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption by clear and convincing evidence. Unless the resolution of a conflict is specifically provided for in our LLC Agreement, the Board, the Operating Manager or a committee of the Board consisting of independent directors, which is initially the Audit Committee, may consider any factors they determine in their sole discretion to consider when resolving a conflict of interest. Our LLC Agreement provides that the Board or the Operating Manager will be conclusively presumed to be acting in good faith if the Board or the Operating Manager, as applicable, subjectively believes that the determination made or not made is in or not adverse to the best interests of the Company or the applicable Series, or, with respect to resolutions of conflicts of interest pursuant to the second or third bullet points above, if the Board or the Operating Manager subjectively believes that the action or inaction meets the standard set forth therein.

Valuation of Company Assets

There can be situations in which the Operating Manager is incentivized to influence or adjust the valuation of the Company’s assets. For example, the Operating Manager could be incentivized to (i) employ valuation methodologies that improve the Company’s track record and do not reduce the basis by which the amount of Management Fees are due, or (ii) minimize losses from the write-downs that must be returned prior to the Operating Manager receiving a Performance Fee. The Board has adopted Apollo's valuation policies to address these potential conflicts; however, any such determination will be made by the Operating Manager, in its discretion, and will be subjective. See “Item 1A. Risk Factors—Risks Related to Regulatory Matters—The prices of our Asset-Backed Finance Assets are volatile and could change as a result of valuations and changing accounting standards” above.

Valuations are inherently volatile and subject to change and may not necessarily be indicative of the inherent value of the underlying investments or the actual value to be realized from such investments. As described in further detail below, valuations for unrealized investments that are not publicly traded are calculated at fair value consistent with valuations with generally accepted accounting principles in the United States and Apollo's valuation policy and procedures adopted by the Board.

There is no single standard for determining fair value of private investments and, in many cases, fair value is best expressed as a range of fair values from which a single estimate may be derived. The Operating Manager determines the fair values of unrealized private assets based on the enterprise values at which the applicable asset could be sold in a public offering in orderly dispositions over a reasonable period of time. When determining the enterprise value of an investment, in most cases the Operating Manager uses a market multiple approach that considers a specific financial measure (such as EBITDA, adjusted EBITDA, net income, book value or net asset value) that it believes to be customary in the relevant industry. Consideration is also given to such factors as historical and projected financial data for the asset, valuations given to comparable companies, the size and scope of the asset’s operations, the strengths and weaknesses of the asset, expectations relating to shareholders’ receptivity to an offering of the asset’s securities, the size of the Operating Manager’s holding in the asset, information with respect to transactions or offers for the asset’s securities (including the transaction pursuant to which the acquisition of the asset was made and the period of time that has elapsed from the date of the acquisition to the valuation date), industry information and assumptions, general economic and market conditions, indicative guidance from potential underwriters and other factors deemed relevant. Valuations are before giving effect to transaction costs and management fees, incentive compensation or performance fee, taxes, transaction expenses and other expenses to be borne by shareholders in the indicated vehicles, which in the aggregate are expected to be substantial. The effect of such costs and expenses will reduce actual realizations from such valuations. The Operating Manager’s valuations of certain of its vehicles’ holdings in such companies are reviewed by one or more independent valuation firms, which provide third-party valuation assistance in accordance with limited procedures that the Operating Manager identifies and requests it or them to perform. Those procedures do not include an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards in the United States. Such firms are generally not responsible for determining the fair value of any individual asset, and their role is limited to being an advisor and providing additional support to Apollo's existing valuation policy and process. Based on the results of its application of these limited procedures and its review of relevant information, a substantial amount of which was provided by the Operating Manager’s investment professionals and was assumed to be accurate and complete, including asset valuations, such firms have concluded that the Operating Manager’s valuation of each asset appears to be reasonable. Valuations of assets of the Company may differ from those utilized by third parties based on methodologies different from those employed by other Apollo-managed vehicles.

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

Valuation Matters

The fair value of all Asset-Backed Finance Assets will ultimately be determined by the Operating Manager in accordance with the Apollo valuation guidelines adopted by the Board. It will, in certain circumstances, be the case that the NAV of an asset for the purposes of the calculation of the Performance Fee may not reflect the price at which the asset is ultimately sold in the market, and the difference between the NAV of an asset for the purposes of the calculation of the Performance Fee and the ultimate sale price could be material. The valuation methodologies used to value any asset will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular asset. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Operating Manager’s control. There will be no retroactive adjustment in the valuation of any asset, the offering price at which Shares were purchased or sold by Shareholders or repurchased by ABC, as applicable, or the Management Fee to the extent any valuation proves to not accurately reflect the realizable value of an asset in ABC. The valuation of assets will affect the amount and timing of the Performance Fee and the amount of the Management Fee and payable to the Operating Manager. The valuation of assets of other Apollo Clients will, in certain circumstances, affect the decision of potential Shareholders to subscribe for Shares. Similarly, the valuation of ABC’s assets will, in certain circumstances, affect the ability of Apollo to form and attract capital to other Apollo Clients. As a result, there may be circumstances in which the Operating Manager is incentivized to defer realization of the value of the assets, make more speculative acquisitions, seek to deploy capital at an accelerated pace, hold assets longer and/or the Operating Manager is incentivized to determine valuations that are higher than the actual fair value of assets. In particular, given that the amount of the Management Fee will be dependent on the valuation of non-marketable securities, which will be determined by the Operating Manager, the Operating Manager could be incentivized to value the securities higher than if the Management Fee were not based on the valuation of such securities. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of ABC.

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

Indemnification Agreements with Directors and Officers

We have entered into indemnification agreements with each of our directors and executive officers. Pursuant to the terms of these indemnification agreements, we must indemnify and advance expenses and costs incurred by our directors and executive officers in connection with any claims, suits or proceedings brought against such directors and executive officers as a result of their service. We also maintain a directors and officers insurance policy.

Director Independence

The LLC Agreement defines independent directors to mean directors who are independent under the rules of the New York Stock Exchange, and provides that the number of non-independent directors on the Board will not exceed the number of independent directors. Our Audit Committee charter also requires that all members of the Audit Committee be independent. Based upon its review, our board of directors has affirmatively determined that each of John Chrystal, Thomas Marano, Wendy K. Modlin and James H. Simmons III are "independent" members of our board of directors under all applicable standards for independence, including with respect to service on our Audit Committee.

Item 14. Principal Accounting Fee & Services

Independent Auditors

For the year ended December 31, 2024, and for the period from September 22, 2023 (date of formation) through December 31, 2023, Deloitte & Touche LLP (PCAOB ID No. 34) (“Deloitte”) served as our independent registered public accounting firm.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the year ended December 31, 2024 and for the period from September 22, 2023 (date of formation) through December 31, 2023 by our independent registered public accounting firm, Deloitte, were as follows:

	December 31, 2023	December 31, 2024
Audit Fees[1]	$-	$645
Audit-related fees	-	-
Tax fees	-	415
All other fees	-	-
Total	$-	$1,060

(1) Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of the Board was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the audit of the financial statements as of and for the year ended December 31, 2024 and for the period from September 22, 2023 (date of formation) to December 31, 2023 that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was independent.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee charter requires the Audit Committee of our Board to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with any policies adopted by the committee. All services reported in the Audit, Audit-related and Tax categories above were approved by the Board (prior to the establishment of the Audit Committee) or the Audit Committee.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See the accompanying Index to Financial Statement Schedule on page 88.

(a) (2) Financial Statement Schedules None.

(a) (3) Exhibits

Exhibit Number	Description
3.1	Certificate of Formation as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).
3.2	Fourth Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 3, 2025).
3.3	Amended Series Agreement of Apollo Asset Backed Credit Company LLC – Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).
3.4	Amended Series Agreement of Apollo Asset Backed Credit Company LLC – Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).
4.1	Description of Securities.
4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10 filed with the SEC on June 25, 2024).
4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10 filed with the SEC on June 25, 2024).
4.4	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2025).
10.1	Third Amended and Restated Operating Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2025).
10.2	Third Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2025).
10.3	Expense Limitation and Reimbursement Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).
10.4

Letter Agreement between Apollo Asset Backed Credit Company LLC and Apollo Principal Holdings VI, L.P., dated May 3, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on May 9, 2024).

10.5	Trademark License Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s 8-K filed with the SEC on May 9, 2024).
10.6*

Restricted Share Plan for Independent Directors of Apollo Asset Backed Credit Company LLC, effective as of August 12, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024).

10.7*	Form of Independent Director Award Agreement.
10.8	Form of Indemnification Agreement.
19.1	Insider Trading Policy.
21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Mortgage Aggregator Series Trust Administrator, L.P. Financial Statements as of and for the year ended December 31, 2024.
101. INS +	XBRL Instance Document

101.SCH +	XBRL Taxonomy Extension Schema Document
101. CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB +	XBRL Taxonomy Extension Label Linkbase Document
101. PRE +	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document
101. INS +	XBRL Instance Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

* Management contract or compensatory plan or arrangement.

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

Date: March 31, 2025 Michael Paniwozik

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Paniwozik

Date: March 31, 2025 Michael Paniwozik

President and Director

(Principal Executive Officer)

Date: March 31, 2025 /s/ Robert Rossitto

Robert Rossitto

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2025 /s/ Stuart Rothstein

Stuart Rothstein

Chair of the Board

Date: March 31, 2025 /s/ John Chrystal

John Chrystal

Director

Date: March 31, 2025 /s/ Nancy De Liban

Nancy De Liban

Director

Date: March 31, 2025 /s/ Bret Leas

Bret Leas

Director

Date: March 31, 2025 /s/ Thomas Marano

Thomas Marano

Director

Date: March 31, 2025 /s/ Wendy K. Modlin

Wendy K. Modlin

Director

Date: March 31, 2025 /s/ James H. Simmons III

James H. Simmons III

Director