Form 10-Q
period 2025-03-31
Apollo Asset Backed Credit Co LLC
filed 2025-05-15
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, the registrant had, with respect to Series I limited liability company interests,1,040,790 A-I Shares, 1,564,319 F-I Shares, 110 F-S Shares, 110 P-I Shares, 165,442 P-S Shares, 1,721,246 T-I Shares, 1,424,479 T-S Shares, 40 V Shares and 5,561 E shares outstanding, and with respect to Series II limited liability company interests, 1,868,596 A-I Shares, 4,582,456 F-I Shares, 110 F-S Shares, 12,939 P-I Shares, 4,190,348 P-S Shares, 1,397,511 T-I Shares, 2,867,312 T-S Shares, 368 I Shares, 40 V Shares, and 2,165,626 E Shares outstanding.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) and elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Securities Exchange Act of 1934, as

i

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

ii

Part I. Financial Information

Item 1. Financial Statements

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of March 31, 2025			As of December 31, 2024
	(Unaudited)			(Audited)
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value (cost at March 31, 2025 of $117,229; $373,709; $490,938, respectively and at December 31, 2024 of $62,730; $152,686; $215,416, respectively)	$118,898	$379,367	$498,265	$62,055	$151,402	$213,457
Derivative assets, at fair value (cost at March 31, 2025 of $10,409; $33,616; $44,025, respectively and at December 31, 2024 of $2,553; $6,448; $9,001, respectively)	11,039	35,221	46,260	3,099	7,562	10,661
Cash and cash equivalents	2,429	2,831	5,260	16,817	41,770	58,587
Due from Operating Manager	1,811	5,777	7,588	1,767	4,312	6,079
Interest receivable	962	3,086	4,048	406	948	1,354
Deferred offering expenses	627	2,000	2,627	810	1,976	2,786
Capital subscriptions receivable	900	171	1,071	540	-	540
Dividends receivable	240	767	1,007	-	-	-
Receivable for investments sold	8	26	34	5	11	16
Prepaid expenses and other assets	3,766	11,735	15,501	1,026	2,364	3,390
Total assets	$140,680	$440,981	$581,661	$86,525	$210,345	$296,870

Liabilities
Derivative liabilities, at fair value (cost at March 31, 2025 of $0; $0; $0, respectively and at December 31, 2024 of $6; $20; $26, respectively)	$1,148	$3,662	$4,810	$38	$93	$131
Notes payable	7,939	23,687	31,626	751	751	1,502
Payable for investments purchased	5,395	17,213	22,608	1,409	3,436	4,845
Due to Operating Manager	2,067	6,594	8,661	2,133	5,205	7,338
Distributions payable	1,198	4,095	5,293	741	3,290	4,031
Interest payable	413	1,256	1,669	5	5	10
Performance fees payable	207	536	743	12	-	12
Management fees payable	105	265	370	-	-	-
Redemptions payable	171	-	171	-	-	-
Capital subscriptions received in advance	-	-	-	-	450	450
Other accrued expenses and liabilities	1,548	833	2,381	427	903	1,330
Total liabilities	$20,191	$58,141	$78,332	$5,516	$14,133	$19,649
Commitments and contingencies (Note 8)
Total net assets	$120,489	$382,840	$503,329	$81,009	$196,212	$277,221

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of March 31, 2025			As of December 31, 2024
	(Unaudited)			(Audited)
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share
A-I Shares:
Net assets	$25,521	$42,257	$67,778	$15,638	$26,260	$41,898
Shares outstanding	1,008,200	1,656,674	2,664,874	621,948	1,042,219	1,664,167
Net asset value per share	$25.31	$25.51	$25.43	$25.14	$25.20	$25.18

A-II Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

E Shares:
Net assets	$141	$54,616	$54,757	$122	$53,584	$53,706
Shares outstanding	5,484	2,163,202	2,168,686	4,780	2,144,306	2,149,086
Net asset value per share	$25.69	$25.25	$25.25	$25.52	$24.99	$24.99

F-I Shares:
Net assets	$31,485	$106,543	$138,028	$25,232	$56,982	$82,214
Shares outstanding	1,236,003	4,157,468	5,393,471	997,457	2,250,251	3,247,708
Net asset value per share	$25.47	$25.63	$25.59	$25.30	$25.32	$25.31

F-S Shares:
Net assets	$3	$3	$6	$3	$3	$6
Shares outstanding	110	110	220	110	110	220
Net asset value per share	$25.55	$25.69	$25.62	$25.41	$25.44	$25.42

I Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

P-I Shares:
Net assets	$3	$334	$337	$3	$52	$55
Shares outstanding	110	12,865	12,975	110	2,056	2,166
Net asset value per share	$25.16	$25.92	$25.91	$25.03	$25.47	$25.45

P-S Shares:
Net assets	$3	$90,732	$90,735	$3	$42,802	$42,805
Shares outstanding	110	3,517,723	3,517,833	110	1,679,525	1,679,635
Net asset value per share	$25.16	$25.79	$25.79	$25.03	$25.48	$25.48

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of March 31, 2025			As of December 31, 2024
	(Unaudited)			(Audited)
	Series I	Series II	Total	Series I	Series II	Total
S Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

T-I Shares:
Net assets	$32,705	$27,443	$60,148	$23,526	$10,186	$33,712
Shares outstanding	1,270,891	1,060,144	2,331,035	920,456	398,973	1,319,429
Net asset value per share	$25.73	$25.89	$25.80	$25.56	$25.53	$25.55

T-S Shares:
Net assets	$30,627	$60,911	$91,538	$16,481	$6,342	$22,823
Shares outstanding	1,192,413	2,358,660	3,551,073	645,824	248,807	894,631
Net asset value per share	$25.69	$25.82	$25.78	$25.52	$25.49	$25.51

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.70	$25.60	$25.65	$25.70	$25.60	$25.65

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025			2024
	Series I	Series II	Total	Series I	Series II	Total

Investment income
Interest income	$1,417	$4,392	$5,809	$-	$-	$-
Dividend income	251	757	1,008	-	-	-
Total investment income	$1,668	$5,149	$6,817	$-	$-	$-

Expenses
General and administration expenses	500	1,471	1,971	-	-	-
Performance fees	207	536	743	-	-	-
Management fees	105	264	369	-	-	-
Deferred offering expenses amortization	40	120	160	-	-	-
Shareholder servicing fees	55	86	141	-	-	-
Director fees	31	95	126	-	-	-
Organizational expenses	-	-	-	204	204	408
Interest and other debt expenses	68	132	200	-	-	-
Total expenses	$1,006	$2,704	$3,710	$204	$204	$408
Less: Expense support from Operating Manager	(372)	(1,136)	(1,508)	(204)	(204)	(408)
Net expenses	634	1,568	2,202	-	-	-
Net investment income before taxes	$1,034	$3,581	$4,615	$-	$-	$-
Provision for (benefit from) income taxes	581	(41)	540	-	-	-
Net investment income	453	3,622	4,075	-	-	-
Net realized and net change in unrealized gains (losses) on investments and derivatives:
Net realized gain (loss) on investments	52	174	226	-	-	-
Net realized gain (loss) on derivatives	(207)	(680)	(887)	-	-	-
Net realized gain (loss) on foreign currency transactions	47	143	190	-	-	-
Net change in unrealized gain (loss) on investments	2,344	6,942	9,286	-	-	-
Net change in unrealized gain (loss) on derivatives	$(1,020)	$(3,058)	$(4,078)	$-	$-	$-
Net unrealized gain (loss) on foreign currency translations	$(6)	$(22)	$(28)	$-	$-	$-
Net realized and net change in unrealized gains (losses) on investments and derivatives	1,210	3,499	4,709	-	-	-
Net increase (decrease) in net assets resulting from operations	$1,663	$7,121	$8,784	$-	$-	$-

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands)

	For the Three Months Ended March 31, 2025
	Series I	Series II	Total
Operations
Net investment income	$453	$3,622	$4,075
Net realized gain (loss) on investments	52	174	226
Net realized gain (loss) on derivatives	(207)	(680)	(887)
Net realized gain (loss) on foreign currency transactions	47	143	190
Net change in unrealized gain (loss) on investments	2,344	6,942	9,286
Net change in unrealized gain (loss) on derivatives	(1,020)	(3,058)	(4,078)
Net unrealized gain (loss) on foreign currency translations	(6)	(22)	(28)
Net increase (decrease) in net assets resulting from operations	$1,663	$7,121	$8,784

Capital Transactions
Proceeds from issuance of shares	$47,749	$184,176	$231,925
Redemption of shares	(8,734)	(574)	(9,308)
Distributions declared	(1,198)	(4,095)	(5,293)
Net increase (decrease) in net assets from capital transactions	$37,817	$179,507	$217,324

Net increase (decrease) in net assets during the period	$39,480	$186,628	$226,108
Net assets at beginning of period	81,009	196,212	277,221
Net assets at end of period	$120,489	$382,840	$503,329

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025
	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$1,663	$7,121	$8,784
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(52)	(174)	(226)
Net change in unrealized (gain) loss on investments	(2,344)	(6,942)	(9,286)
Payments to purchase investments	(110,776)	(410,658)	(521,434)
Proceeds from sale of investments	56,329	189,809	246,138
Net (increase) decrease on derivatives	(6,830)	(24,090)	(30,920)
Changes in operating assets and liabilities:
(Increase)/decrease in due from Operating Manager	(44)	(1,465)	(1,509)
(Increase)/decrease in interest receivable	(556)	(2,138)	(2,694)
(Increase)/decrease in deferred offering expenses	183	(24)	159
(Increase)/decrease in dividends receivable	(240)	(767)	(1,007)
(Increase)/decrease in receivable for investments sold	(3)	(15)	(18)
(Increase)/decrease in prepaid expenses and other assets	(2,740)	(9,371)	(12,111)
Increase/(decrease) in payable for investments purchased	3,986	13,777	17,763
Increase/(decrease) in due to Operating Manager	(66)	1,389	1,323
Increase/(decrease) in interest payable	408	1,251	1,659
Increase/(decrease) in performance fees payable	195	536	731
Increase/(decrease) in management fees payable	105	265	370
Increase/(decrease) in other accrued expenses and liabilities	1,121	(70)	1,051
Net cash provided by (used in) operating activities	$(59,661)	$(241,566)	$(301,227)
Financing activities
Notes Borrowings	7,188	22,936	30,124
Proceeds from issuance of shares, net of change in capital subscriptions receivable	47,389	183,555	230,944
Redemption of shares, net of change in redemptions payable	(8,563)	(574)	(9,137)
Distributions declared, net of change in distributions payable	(741)	(3,290)	(4,031)
Net cash provided by (used in) financing activities	$45,273	$202,627	$247,900
Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	$(14,388)	$(38,939)	$(53,327)
Cash and cash equivalents at beginning of period	$16,817	$41,770	$58,587
Cash and cash equivalents at end of period	$2,429	$2,831	$5,260
Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Cash paid for interest	$-	$-	$-

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

March 31, 2025

(in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)

Investments, at fair value
Asset Backed Debt Securities
Bermuda
Structured Finance		$166	0.14%		$531	0.14%		$697	0.14%
Total Bermuda		166	0.14		531	0.14		697	0.14
Cayman Islands
Structured Finance		9,889	8.21		31,553	8.24		41,442	8.23
Total Cayman Islands		9,889	8.21		31,553	8.24		41,442	8.23
Germany
Structured Finance		1,547	1.28		4,937	1.29		6,484	1.29
Total Germany		1,547	1.28		4,937	1.29		6,484	1.29
Ireland
Structured Finance		2,556	2.12		8,155	2.13		10,711	2.13
Total Ireland		2,556	2.12		8,155	2.13		10,711	2.13
Jersey
Structured Finance		1,325	1.10		4,227	1.10		5,552	1.10
Total Jersey		1,325	1.10		4,227	1.10		5,552	1.10
United States
Structured Finance
Aqua AssetCo Alternate Trust II - US Treasury +1.45% - 10/28/2055	2,394	2,394	1.99	7,638	7,638	2.00	10,032	10,032	1.99
Aqua AssetCo Alternate Trust II - US Treasury +2.65% - 10/28/2055	468	468	0.39	1,493	1,493	0.39	1,961	1,961	0.39
Aqua AssetCo Alternate Trust II - 10/28/2055	605	605	0.50	1,929	1,929	0.50	2,534	2,534	0.50
Aqua AssetCo Borrower Trust C - US Treasury +1.65% - 4/8/2055	260	260	0.22	830	830	0.22	1,090	1,090	0.22
Aqua AssetCo Borrower Trust C - US Treasury +2.05% - 4/8/2055	163	163	0.14	520	520	0.14	683	683	0.14
Aqua AssetCo Borrower Trust C - US Treasury +2.40% - 4/8/2055	61	61	0.05	196	196	0.05	257	257	0.05
Aqua AssetCo Borrower Trust C - US Treasury +3.00% - 4/8/2055	56	56	0.05	177	177	0.05	233	233	0.05
Aqua AssetCo Borrower Trust C - 4/8/2055	379	433	0.36	1,208	1,382	0.36	1,587	1,815	0.36
Aqua AssetCo Borrower Trust G - 6/21/2049	132	152	0.13	420	485	0.13	552	637	0.13
Aqua Borrower Trust I - 5.50% - 11/22/2049	579	579	0.48	1,848	1,848	0.48	2,427	2,427	0.48
Aqua Borrower Trust I - 5.90% - 11/22/2049	123	123	0.10	393	393	0.10	516	516	0.10
Aqua Borrower Trust I - 6.90% - 11/22/2049	185	185	0.15	590	590	0.15	775	775	0.15
Aqua Borrower Trust I - 11/22/2049	484	484	0.40	1,545	1,545	0.40	2,029	2,029	0.40
Aqua Borrower Trust J - 6.71% - 12/16/2049	548	548	0.45	1,749	1,749	0.46	2,297	2,297	0.46
Aqua Borrower Trust J - 7.84% - 12/16/2049	206	206	0.17	657	657	0.17	863	863	0.17
Aqua Borrower Trust J - 12/16/2049	587	592	0.49	1,872	1,889	0.49	2,459	2,481	0.49
Other		37,679	31.27		120,222	31.4		157,901	31.37
Total Structured Finance		44,988	37.34		143,543	37.49		188,531	37.45
Banking, Finance, Insurance & Real Estate		630	0.52%		2,011	0.53%		2,641	0.52%
Real Estate		1,510	1.25		4,816	1.26		6,326	1.26
Total United States		47,128	39.11		150,370	39.28		197,498	39.23
Total Asset Backed Debt Securities		62,611	51.96		199,773	52.18		262,384	52.12

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

March 31, 2025

(in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Bank Loans
Cayman Islands
Banking, Finance, Insurance & Real Estate		2,691	2.23		8,585	2.24		11,276	2.24
Total Cayman Islands		2,691	2.23		8,585	2.24		11,276	2.24
Luxembourg
Banking, Finance, Insurance & Real Estate
WSCP VIII Cable Holdings S.a r.l. - 7.82% - 2/26/2030	2,559	2,559	2.13	8,166	8,166	2.13	10,725	10,725	2.13
WSCP VIII Emp Cable Holdings S.a r.l. - 7.82% - 2/26/2030	388	388	0.32	1,239	1,239	0.33	1,627	1,627	0.32
WSCP VIII Emp Kangaroo Holdings Sarl - 7.82% - 2/24/2030	716	716	0.59	2,283	2,283	0.6	2,999	2,999	0.6
WSCP VIII Kangaroo Holdings Sarl - 7.82% - 2/24/2030	3,496	3,496	2.9	11,153	11,153	2.91	14,649	14,649	2.91
Other		-	-		-	-		-	-
Total Luxembourg		7,159	5.94		22,841	5.97		30,000	5.96
United States
Banking, Finance, Insurance & Real Estate		2,728	2.27		8,705	2.27		11,433	2.27
Total United States		2,728	2.27		8,705	2.27		11,433	2.27
Total Bank Loans		12,578	10.44		40,131	10.48		52,709	10.47
Collateralized Loan Obligations - Residual Tranche
Cayman Islands
Structured Finance		43	0.04		136	0.04		179	0.04
Total Cayman Islands		43	0.04		136	0.04		179	0.04
United States
Structured Finance		277	0.23		884	0.23		1,161	0.23
Total United States		277	0.23		884	0.23		1,161	0.23
Total Collateralized Loan Obligations - Residual Tranche		320	0.27		1,020	0.27		1,340	0.27
Collateralized Loan Obligations - Warehouses
Cayman Islands
Structured Finance		23	0.02		73	0.02		96	0.02
Total Cayman Islands		23	0.02		73	0.02		96	0.02
Ireland
Structured Finance		5,160	4.28		16,465	4.3		21,625	4.3
Total Ireland		5,160	4.28		16,465	4.3		21,625	4.3
Investments, at fair value (continued)
Collateralized Loan Obligations - Warehouses
United States
Structured Finance
ABC Holdings 5 Hollywood, LLC	8,233	8,233	6.83%	26,267	26,267	6.86%	34,500	34,500	6.85%
Other		1,789	1.49		5,711	1.49		7,500	1.49
Total United States		10,022	8.32		31,978	8.35		42,000	8.34
Total Collateralized Loan Obligations - Warehouses		15,205	12.62		48,516	12.67		63,721	12.66
Special Purpose Vehicles
Luxembourg
Real Estate		1,137	0.94		3,628	0.95		4,765	0.95
Total Luxembourg		1,137	0.94		3,628	0.95		4,765	0.95
United States
Structured Finance
Mortgage Aggregator Series Trust Administrator, L.P. - Series E (2)	25,555	27,047	22.45	81,539	86,299	22.54	107,094	113,346	22.52
Other		-	-		-	-		-	-
Total United States		27,047	22.45		86,299	22.54		113,346	22.52
Total Special Purpose Vehicles		28,184	23.39		89,927	23.49		118,111	23.47
Total Investments, at fair value (cost of $117,229; $373,709; $490,938, respectively)		$118,898	98.68%		$379,367	99.09%		$498,265	98.99%

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

March 31, 2025

(in thousands)

Derivative Assets, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
GS Bank USA CLO, Notional amount of $9,784; $31,216; $41,000, respectively	Credit Default Swaps	8/19/2029	$9,784	8.12%	$31,219	8.15%	$41,003	8.15%
GS Bank USA CLO, Notional amount of $716; $2,284; $3,000, respectively	Credit Default Swaps	10/10/2030	710	0.59	2,266	0.59	2,976	0.59
American Airlines Group Inc. (AMR Corp), Notional amount of $131; $419; $550, respectively	Credit Default Swaps	12/20/2029	7	0.01	22	0.01	29	0.01
USD Currency, Notional amount of $29,828; $95,172; $125,000, respectively	Interest Rate Swaps	01/23/2028	353	0.29	1,126	0.29	1,479	0.29
USD Currency, Notional amount of $4,772; $15,228; $20,000, respectively	Interest Rate Swaps	01/24/2030	97	0.08	310	0.08	407	0.08
USD Currency, Notional amount of $7,159; $22,841; $30,000, respectively	Interest Rate Swaps	02/05/2028	76	0.06	242	0.06	318	0.06
USD Currency, Notional amount of $4,772; $15,228; $20,000, respectively	Interest Rate Swaps	03/07/2027	7	0.01	21	0.01	28	0.01
USD Currency, Notional amount of $4,772; $15,228; $20,000, respectively	Interest Rate Swaps	03/11/2027	5	0.00	15	0.01	20	0.001
Total Derivative Assets, at fair value (cost of $10,409; $33,616; $44,025, respectively)			$11,039	9.16%	$35,221	9.20%	$46,260	9.19%

Derivative Liabilities, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
Forward Currency Contracts	EUR/USD Forward		(39)	-0.03%	(123)	-0.03%	(162)	-0.03%
Futures	SOFR Futures		(1,109)	-0.92	(3,539)	-0.93	(4,648)	-0.92
Total Derivative Liabilities, at fair value			$(1,148)	(1)%	$(3,662)	(0.96)%	$(4,810)	(0.95)%

(1) Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.

(2) Represents an investment in an affiliated entity of the Company.

See notes to consolidated financial statements.

Schedule of Investments Apollo Asset Backed Credit Company LLC

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

Schedule of Investments Apollo Asset Backed Credit Company LLC

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

The Company is conducting a continuous private offering of our shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer ten types of Investor Shares in Series I and eleven types of Investor Shares in Series II. For Series I, these are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares (collectively, the “Series I Investor Shares”). For Series II, there are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, BD Shares, A-I Shares and A-II Shares (collectively, the “Series II Investor Shares” and, together with the Series I Investor Shares, (the “Investor Shares”)). We may offer additional types of Investor Shares in the future. The share types have different upfront selling commissions and ongoing distribution and shareholder servicing fees.

The Company is sponsored by Apollo and benefits from Apollo’s asset-backed finance sourcing and management platform pursuant to the amended and restated operating agreement the Company entered into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Asset-Backed Finance Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company commenced operations on May 3, 2024. As such, there is limited comparability to the three months ended March 31, 2024.

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

Basis of Presentation—Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, Net Asset Value (“NAV”), or other equitable allocation methodologies as determined by the Operating Manager. Series I and Series II reflect their pro rata share of assets and liabilities of the Company's wholly-owned subsidiaries on the Consolidated Statements of Assets and Liabilities. Series I and Series II record their allocable share of profits and losses each month based on their relative ownership of the wholly-owned subsidiaries on the Consolidated Statements of Operations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Basis of Consolidation — As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, Series I, Series II and the Company consolidated the results of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

As of March 31, 2025, the Company has an investment in Mortgage Aggregator Series Trust Administrator, L.P. (“MAST”), which is considered an investment company under ASC 946. The objective of the Company’s investment in MAST is to gain exposure to residential mortgage loans through participation in MAST’s designated Series E. Series I, Series II and the Company uses the equity method to account for its investment in MAST and is required under Regulation S-X to perform significance tests which may trigger additional reporting requirements.

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

Cash and Cash Equivalents — As of March 31, 2025 and December 31, 2024, cash and cash equivalents were comprised of cash on hand and money market funds sponsored by a U.S. financial institution. As of March 31, 2025, Series I, Series II and the Company held $1,059, $1,742 and $2,801, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund. As of December 31, 2024, Series I, Series II and the Company held $14,594, $37,189 and $51,783, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund.

Organizational and Offering Expenses — Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II and the Company incurred organizational expenses of $-, $- and $-, respectively, for the three months ended March 31, 2025. Series I, Series II and the Company incurred organizational expenses of $204, $204 and $408, respectively, for the three months ended March 31, 2024.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until operations begin. Series I, Series II and the Company incurred deferred offering expenses of $40, $120 and $160, respectively, for the three months ended March 31, 2025. Series I, Series II and the Company incurred deferred offering expenses of $-, $- and $-, respectively, for the three months ended March 31, 2024.

The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 6.

Investment Income — The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Finance Assets, unless, in the case of dividend income, the Company determines that the Asset-Backed Finance Assets do not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind ("PIK") interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Asset-Backed Finance Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the three months ended March 31, 2025 and 2024, investment income was comprised of interest income from Asset-Backed Finance Assets and cash and cash equivalents.

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

The Company uses SOFR futures to hedge some or all of the Company’s fixed rate debt. Depending on the nature of the balance, the fair value of a given SOFR futures contract is either included within derivative assets, at fair value or derivative liabilities, at fair value on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the SOFR futures is offset by a change in the fair value of the fixed rate debt. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the futures contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2025 Series I, Series II and the Company posted cash collateral to counterparties in amounts of $2,028, $6,471 and $8,499, respectively, against SOFR futures contracts. As of December 31, 2024, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $258, $628 and $886, respectively, against SOFR futures contracts .

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the fair value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2025 Series I, Series II and the Company posted cash collateral to counterparties in amounts of $857, $2,733 and $3,590, respectively, against foreign currency forward contracts. As of December 31, 2024, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $224, $546 and $770, respectively, against foreign currency forward contracts. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company uses credit default swap ("CDS") contracts whereby the buyer of the credit default swaps contract agrees to pay a specified fixed charge to the seller of the CDS contract in return for the right to put the debt of the debtor named in the CDS contract to the seller of the CDS contract at par value of the referred debt instrument in the event of a "credit event" as defined by the CDS contract which may include, but is not limited to, bankruptcy of the debtor or when the debtor defaults in payment. The buyer's obligation under the CDS contract is fixed at the date the contract is entered into. The seller's potential liability under the CDS contract is open-ended and can be equal to the entire notional amount of the contract. Depending on the nature of the balance, the fair value of credit default swap contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the credit default swap contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2025 Series I, Series II and the Company posted cash collateral to counterparties in amounts of $513, $1,638 and $2,151, respectively, against CDS contracts. As of December 31, 2024, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $169, $412 and $581, respectively, against CDS contracts. The Company does not utilize hedge accounting with respect to CDS contracts and as such, the Company recognizes its CDS contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Consolidated Statements of Assets and Liabilities and changes in fair value are reflected in the accompanying Consolidated Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2025, Series I, Series II and the Company posted collateral to counterparties in amounts of $117, $373 and $490, respectively, against swap contracts. As of December 31, 2024, Series I, Series II and the Company posted collateral to counterparties in amounts of $142, $348 and $490, respectively against swap contracts. The Company recognizes its swap contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Asset-Backed Finance Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three months ended March 31, 2025 and 2024. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

Calculation of NAV—The NAV per Share of each Series is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets) attributable to such Series less the value of any liabilities of such Series, by the total number of Shares outstanding of such Series.

Recent Accounting Pronouncements— In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. The guidance makes amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant. The guidance is mandatorily effective for the Company for annual periods beginning in 2025, but early adoption is permitted. The Company is currently evaluating the impact of the new standard.

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

There are no other standards, interpretations or amendments to existing standards that are effective for the first time for the year beginning January 1, 2025, that would be expected to have a material impact on the Company.

3.
FAIR VALUE MEASUREMENT AND DISCLOSURES

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of March 31, 2025:

	Series I			Series II			Total
Description	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Investments, at fair value
Asset Backed Debt Securities	$-	$34,527	$28,084	$-	$110,167	$89,606	$-	$144,694	$117,690
Bank Loans	-	-	12,578	-	-	40,131	-	-	52,709
Collateralized Loan Obligations - Residual Tranche	-	-	320	-	-	1,020	-	-	1,340
Total Investments, at fair value(1)	$-	$34,527	$40,982	$-	$110,167	$130,757	$-	$144,694	$171,739

Derivative Assets, at fair value
Credit Default Swaps	-	7	10,494	-	22	33,485	-	29	43,979
Interest Rate Swaps	-	538	-	-	1,714	-	-	2,252	-
Total Derivative Assets, at fair value	$-	$545	$10,494	$-	$1,736	$33,485	$-	$2,281	$43,979

Derivative Liabilities, at fair value
Forward Currency Contracts	-	39	-	-	123	-	-	162	-
Futures Contracts	1,109	-	-	3,539	-	-	4,648	-	-
Total Derivative Liabilities, at fair value	$1,109	$39	$-	$3,539	$123	$-	$4,648	$162	$-
Total	$(1,109)	$35,033	$51,476	$(3,539)	$111,780	$164,242	$(4,648)	$146,813	$215,718

(1)
Investments at fair value at Series I, Series II and the Company totaling $43,391, $138,449 and $181,840, respectively, were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $1,059, $1,742 and $2,801, respectively, which are considered Level I assets.

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

Transfers of investments between levels, if any, shall be recorded at the end of the period. There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three ended March 31, 2025. The following table shows changes in the fair value of our Level III investment during the three months ended March 31, 2025:

Description	Series I	Series II	Total
Balance as of December 31, 2024	$21,331	$52,046	$73,377
Purchases	34,138	126,014	160,152
Sales	(4,060)	(13,469)	(17,529)
Net realized gain (loss)	(1)	3	2
Net change in unrealized gain (loss)	95	(285)	(190)
Transfers into Level III	-	-	-
Transfers out of Level III	(27)	(67)	(94)
Balance as of March 31, 2025	$51,476	$164,242	$215,718

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the three months ended March 31, 2025 attributable to Level III investments still held at March 31, 2025 for Series I, Series II and the Company were $95, $(284) and $(189), respectively.

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of March 31, 2025:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset Backed Debt Securities	$5,192	$16,566	$21,758	DCF	Discount Rate	5.14% - 17.00%	10.33%
Asset Backed Debt Securities	21,345	68,103	89,448	Transactional Value	Cost
Asset Backed Debt Securities	1,547	4,937	6,484	Broker Quote	N/A
Bank Loans	12,578	40,131	52,709	Transactional Value	Cost
Collateralized Loan Obligations - Residual Tranche	320	1,020	1,340	DCF	Discount Rate	12.00%	12.00%
Credit Default Swaps	10,494	33,485	43,979	Broker Quote	N/A
Total	$51,476	$164,242	$215,718

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of December 31, 2024:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset Backed Debt Securities	$3,303	$8,061	$11,364	DCF	Discount Rate	3.70% - 17.00%	9.78%
Asset Backed Debt Securities	13,019	31,763	44,782	Transactional Value	Cost
Asset Backed Debt Securities	1,890	4,610	6,500	Broker Quote	N/A
Collateralized Loan Obligations - Residual Tranche	476	1,161	1,637	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	27	67	94	Transactional Value	Cost
Credit Default Swaps	2,616	6,384	9,000	Broker Quote	N/A
Total	$21,331	$52,046	$73,377

Unconsolidated Significant Subsidiary

The following table represents summarized financial information of MAST, the applicable significant subsidiary in which the Company, Series I and Series II have an indirect equity interest. Note that Series I, Series II and the Company invest in MAST Series E, while the below summarized information is attributable to the MAST partnership as a whole, for the three months ended March 31, 2025.

Income Statement
For the three months
ended March 31, 2025
Total Revenue	14,579
Total Expenses	(3,615)
Income (loss) before taxes	10,965
Provision for (benefit from) taxes	-
Net income (loss)	10,965

The net income (loss) specifically attributable to MAST Series E for Series I, Series II and the Company for the three months ended March 31, 2025 was $2,390, $7,139 and 9,529, respectively.

The Company did not have any net income (loss) specifically attributable to MAST Series E for Series I, Series II and the Company for the three months ended March 31, 2024, respectively, as the Company was not invested in MASTE Series E as of March 31, 2024.

4.
DERIVATIVE INSTRUMENTS

The following table presents the fair value of the derivative liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of March 31, 2025:

Derivative Assets, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$10,501	$33,507	$44,008
Interest Rate Risk	Interest Rate Swap	538	1,714	2,252
Total		$11,039	$35,221	$46,260

Derivative Liabilities, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	EUR/USD Forward	$39	$123	$162
Interest Rate Risk	SOFR Futures	1,109	3,539	4,648
Total		$1,148	$3,662	$4,810

(1)
See Note 2 for additional information on the Company’s purposes for entering into different types of derivatives and how they are recorded.
(2)
Approximately $3,515, $11,215 and $14,730 of collateral has been posted as of March 31, 2025 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $-, $- and $- of collateral has been received as of March 31, 2025 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

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
(2)
Approximately $793, $1,934 and $2,727 of collateral has been posted as of December 31, 2024, for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $-, $- and $- of collateral has been received as of December 31, 2024, for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three months ended March 31, 2025:

		For the Year Quarter March 31, 2025
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$5,179	$16,038	$21,217	$-	$-	$-	$7	$23	$30
Currency Risk	EUR/USD Forward	$5,535	$16,783	$22,318	$(162)	$(516)	$(678)	$(123)	$(386)	$(509)
Interest Rate Risk	Interest Rate Swap	$44,438	$133,895	$178,333	$47	$131	$178	$520	$1,569	$2,089
Interest Rate Risk	SOFR Futures	$3,678	$10,982	$14,660	$(92)	$(295)	$(387)	$(1,424)	$(4,264)	$(5,688)
	Total net gain/(loss) on derivatives				$(207)	$(680)	$(887)	$(1,020)	$(3,058)	$(4,078)

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three months ended March 31, 2024:

For the three months ended March 31, 2024
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$-	$-	$-	$-	$-	$-	$-	$-	$-
Currency Risk	EUR/USD Forward	$-	$-	$-	$-	$-	$-	$-	$-	$-
Interest Rate Risk	Interest Rate Swap	$-	$-	$-	$-	$-	$-	$-	$-	$-
Interest Rate Risk	SOFR Futures	$-	$-	$-	$-	$-	$-	$-	$-	$-
	Total net gain/(loss) on derivatives				$-	$-	$-	$-	$-	$-

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of financial and derivative assets and liabilities as of March 31, 2025:

	Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	11,039	35,221	46,260	$-	$-	$-	$-	$-	$-	11,039	35,221	46,260
Total	$11,039	$35,221	$46,260	$-	$-	$-	$-	$-	$-	$11,039	$35,221	$46,260

	Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and net amounts presented in the accompanying Consolidated Statements of Assets and Liabilities			Financial Instruments			Collateral Pledged			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$(39)	$(123)	$(162)	$-	$-	$-	$39	$123	$162	$-	$-	$-
Total	$(39)	$(123)	$(162)	$-	$-	$-	$39	$123	$162	$-	$-	$-

As of March 31, 2025, the gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $-, $- and $- for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. As of March 31, 2025 the gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $1,109, $3,539 and $4,648 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

The following tables present the offsetting of financial and derivative assets and liabilities as of December 31, 2024:

	Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	2,765	6,746	9,511	$-	$-	$-	$-	$-	$-	2,765	6,746	9,511
Total	$2,765	$6,746	$9,511	$-	$-	$-	$-	$-	$-	$2,765	$6,746	$9,511

	Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and net amounts presented in the accompanying Consolidated Statements of Assets and Liabilities			Financial Instruments			Collateral Pledged			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$(6)	$(16)	$(22)	$-	$-	$-	$6	$16	$22	$-	$-	$-
Total	$(6)	$(16)	$(22)	$-	$-	$-	$6	$16	$22	$-	$-	$-

Amounts in the preceding table have been limited to the liability balance, and accordingly, do not include any excess collateral pledged.

As of December 31, 2024, the gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $334, $816 and $1,150 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. As of December 31, 2024 the gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $32, $77 and $109 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

5.
NOTES PAYABLE

The Company's outstanding debt obligations as of March 31, 2025 were as follows:

	Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Promissory Notes	$751	$751	$1,502	$751	$751	$1,502	$-	$-	$-	$751	$751	$1,502	$751	$751	$1,502
ACMP Holdings, LLC Facility	23,862	76,138	100,000	7,159	22,841	30,000	16,704	53,296	70,000	7,159	22,841	30,000	7,159	22,841	30,000
REIT Funding Cumulative Preferred Shares	30	95	125	30	95	125	-	-	-	30	95	125	30	95	125
Total	$24,643	$76,984	$101,627	$7,940	$23,687	$31,627	$16,704	$53,296	$70,000	$7,940	$23,687	$31,627	$7,940	$23,687	$31,627

(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of March 31, 2025.

The Company's outstanding debt obligations as of December 31, 2024 were as follows:

	Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Promissory Notes	$751	$751	$1,502	$751	$751	$1,502	$-	$-	$-	$751	$751	$1,502	$751	$751	$1,502

(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of December 31, 2024.

Promissory Notes

The promissory notes described above (the "Promissory Notes") are reported at amortized cost and are reflected within notes payable on the Company’s Consolidated Statements of Assets and Liabilities. The Promissory Notes pay interest on the principal balances at a rate of 12.4% per annum,payable semi-annually in arrears. However, the Company intends to repay the Promissory Notes prior to the legal maturity and is currently amortizing upfront costs associated with the Promissory Notes over a period of three years. Amortized amounts are included within general and administration expenses on the Company’s Consolidated Statements of Operations.

The below table reflects the maturity and fair value of our promissory notes as of March 31, 2025.

	Fair Value
Legal Maturity	Series I	Series II	Total
6/28/2054	$536	$536	$1,072
11/1/2054	$215	$215	$430
	$751	$751	$1,502

The below table reflects the maturity and fair value of our promissory notes as of December 31, 2024.

	Fair Value
Legal Maturity	Series I	Series II	Total
6/28/2054	$536	$536	$1,072
11/1/2054	$215	$215	$430
	$751	$751	$1,502

ACMP Holdings, LLC Facility

The ACMP Holdings, LLC Facility is an uncommitted revolving credit facility which is reported at amortized cost and reflected within notes payable on the Company's Consolidated Statements of Assets and Liabilities. This facility pays interest on the principal balance at SOFR + 300 bps payable on a monthly basis. The legal maturity date of this facility is February 21, 2026.

REIT Funding Cumulative Preferred Shares

On January 27, 2025 a wholly owned subsidiary of the Company issued cumulative preferred shares which are reported at amortized cost and reflected within notes payable on the Company's Consolidated Statement of Assets and Liabilities. Interest is payable at 12.0% per annum, payable semi-annually in arrears.

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

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, (iii) 1.00% per annum of the month-end NAV attributable to the P-S Shares, P-I Shares, T-S Shares, T-I Shares and BD Shares commencing November 1, 2025, (iv) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (v) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We will not pay the Operating Manager a Management Fee on E Shares and V Shares of Series I and Series II (collectively, the “Apollo Shares”), and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

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

For the three months ended March 31, 2025 the Operating Manager earned gross Management Fees of $105, $264 and $369 from Series I, Series II and the Company, respectively, with no Special Fees offset. For the three months ended March 31, 2024, the Operating Manager earned gross Management Fees of $-, $- and $- from Series I, Series II and the Company, respectively, with no Special Fees offset.

The Operating Manager or an affiliate may rebate, waive, or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. For the three months ended March 31, 2025 and March 31, 2024, there were no rebates or waivers of the management fees.

So long as the Operating Agreement has not been terminated, the Operating Manager will be entitled to receive a performance fee (the “Performance Fee”) equal to (i) 10.0% of the total return with respect to S Shares, I Shares, P-S Shares, P-I Shares, T-S Shares, T-I Shares, and BD Shares, (ii) 7.5% of the total return with respect to F-S Shares or F-I Shares, (iii) 5.0% of the total return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The Performance Fee will not be paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares.

For the three months ended March 31, 2025, the Operating Manager earned Performance Fees of $207, $536 and $743 from Series I, Series II and the Company, respectively. For the three months ended March 31, 2024, the Operating Manager earned Performance Fees of $-, $-, and $- from Series I, Series II, and the Company, respectively.

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended March 31, 2025, these expenses were $75, $225 and $300, for Series I, Series II and the Company, respectively. For the three months ended March 31, 2024, these expenses were $-, $- and $-, for Series I, Series II and the Company, respectively and are included in general and administration expenses in the Consolidated Statements of Operations.

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

For the three months ended March 31, 2025, the Operating Manager agreed to provide Expense Support of $(372), $(1,136) and $(1,508) for expenses incurred by Series I, Series II and the Company, respectively. For the three months ended March 31, 2024, the Operating Manager agreed to provide Expense Support of $(204), $(204) and $(408) for expenses incurred by Series I, Series II and the Company, respectively.

As of March 31, 2025, Series I, Series II and the Company had an outstanding amount payable of $2,067, $6,594 and $8,661, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, Series I, Series II and the Company had an outstanding amount payable of $2,133, $5,205 and $7,338, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities.

The below table breaks out the year in which expense support provided by the Operating Manager to Series I, Series II and the Company, respectively, expires subject to the three year rolling window.

Expires December 31, 2025			Expires December 31, 2026			Expires December 31, 2027			Expires December 31, 2028
Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
$-	$-	$-	$-	$-	$-	$746	$5,333	$6,079	$372	$1,136	$1,508

Dealer Manager Agreement

On May 1, 2024, the Company entered into a dealer manager agreement (as amended and restated, “Dealer Manager Agreement”) with Apollo Global Securities, LLC (the “Dealer Manager”), an affiliate of the Operating Manager. The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share, F-S Share, T-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares, T-S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I Shares, A-II Shares, I Shares, P-I Shares, F-I Shares or BD Shares.

The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers. The E Shares and V Shares will not incur any upfront selling costs or ongoing servicing costs.

For the three months ended March 31, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $55, $86 and $141, respectively. For the three months ended March 31, 2024, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $-,$- and $-, respectively.

Restricted Stock Grants

The Company's board of directors approved the Apollo Asset Backed Credit Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors. Effective September 3, 2024, the Company granted 5,930 shares with a grant date fair value of $150. Effective December 2, 2024, the Company granted 1,934 shares with a grant date fair value of $50. None of the shares have vested or been forfeited as of March 31, 2025.

Investment Transactions

In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales from or with affiliates of the Operating Manager. For the three months ended March 31, 2025, the Company received $- of sales proceeds and deployed $82,127 in purchase payments with affiliates of the Operating Manager. For the three months ended March 31, 2024, the Company received $- of sales proceeds and deployed $- in purchase payments with affiliates of the Operating Manager.

Capital Solutions Fees

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Asset-Backed Finance Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services).

For the three months ended March 31, 2025, $537 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively. For the three months ended March 31, 2024, -$ of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively.

Collateral Management Fees

Certain affiliates of the Operating Manager serve as collateral managers for certain wholly-owned subsidiaries of the Company. Collateral managers perform investment management functions including supervising and directing investments and performing administrative and advisory functions on behalf of the Company. For the three months ended March 31, 2025, the Company paid $130 in collateral management fees to affiliates of the Operating Manager.

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC (“Lyra”), an end-to-end client service platform in which Apollo has a majority ownership. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services to institutional, global wealth, global family office and retail investors. The Company will pay fees, expenses and other charges to Lyra using a basis points-based fee model. During the three months ended March 31, 2025, the Company did not incur any expenses related to Lyra.

7.
SHAREHOLDERS’ EQUITY

On September 22, 2023, the Company issued 40 V Shares for both Series I and Series II for aggregate consideration of $1 and $1, respectively, to an affiliate of Apollo.

The following table summarizes shareholder transactions in common shares during the three months ended March 31, 2025:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	386,252	$9,765	634,006	$16,157	1,020,258	$25,922
Shares issued under DRIP	-	-	267	7	267	7
Shares redeemed or exchanged	-	-	(19,818)	(499)	(19,818)	(499)
Net increase (decrease)	386,252	$9,765	614,455	$15,665	1,000,707	$25,430

E Shares:
Proceeds from issuance of shares	2,039	$53	14,232	$358	16,271	$411
Shares issued under DRIP	24	1	4,664	117	4,688	118
Shares redeemed or exchanged	(1,359)	(35.00)	-	-	(1,359)	(35)
Net increase (decrease)	704	$19	18,896	$475	19,600	$494

F-I Shares:
Proceeds from issuance of shares	368,012	$9,416	1,902,903	$48,579	2,270,915	$57,995
Shares issued under DRIP	4,184	106	4,314	109	8,498	215
Shares redeemed or exchanged	(133,650)	(3,385)	-	-	(133,650)	(3,385)
Net increase (decrease)	238,546	$6,137	1,907,217	$48,688	2,145,763	$54,825

F-S Shares:
Proceeds from issuance of shares	-	$-	-	$-	-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares redeemed or exchanged	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-

P-I Shares:
Proceeds from issuance of shares	-	$-	10,795	$280	10,795	$280
Shares issued under DRIP	-	-	14	-	14	-
Shares redeemed or exchanged	-	-	-	-	-	-
Net increase (decrease)	-	$-	10,809	$280	10,809	$280

P-S Shares:
Proceeds from issuance of shares	-	$-	1,831,098	$46,972	1,831,098	$46,972
Shares issued under DRIP	-	-	7,100	181	7,100	181
Shares redeemed or exchanged	-	-	-	-	-	-
Net increase (decrease)	-	$-	1,838,198	$47,153	1,838,198	$47,153

T-I Shares:
Proceeds from issuance of shares	354,078	$9,134	660,690	$17,064	1,014,768	$26,198
Shares issued under DRIP	4,185	107	2,423	62	6,608	169
Shares redeemed or exchanged	(7,828)	(200)	(1,943)	(50)	(9,771)	(250)
Net increase (decrease)	350,435	$9,041	661,170	$17,076	1,011,605	$26,117

T-S Shares:
Proceeds from issuance of shares	743,973	$19,099	2,109,327	$54,252	2,853,300	$73,351
Shares issued under DRIP	2,658	68	1,511	38	4,169	106
Shares redeemed or exchanged	(200,042)	(5,114)	(985)	(25)	(201,027)	(5,139)
Net increase (decrease)	546,589	$14,053	2,109,853	$54,265	2,656,442	$68,318

V Shares:
Proceeds from issuance of shares	-	$-	-	$-	-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares redeemed or exchanged	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-

Total net increase (decrease)	1,522,526	$39,015	7,160,598	$183,602	8,683,124	$222,617

The Company did not have any shareholder transactions in common shares during the three months ended March 31, 2024.

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

Distributions

The Company will seek to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series I or Series II will pay quarterly distributions consistently and at a specific rate, or at all. For the three months ended March 31, 2025, distributions of $1,198, $4,095 and 5,293, were declared by Series I, Series II and the Company, respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP. Please refer to the shareholder transactions table above for Shares issued under DRIP for the three months ended March 31, 2025. There were no distributions declared for the three months ended March 31, 2024.

The following table reflects the aggregate distributions declared for each applicable share type of the Company for the three months ended March 31, 2025:

	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$262	$438	$700
E Shares:	1	845	$846
F-I Shares:	295	1,050	$1,345
F-S Shares:	0	0	$1
P-I Shares:	0	2	$2
P-S Shares:	0	1,010	$1,010
T-I Shares:	358	258	$616
T-S Shares:	281	492	$773
Total Distributions Declared:	$1,198	$4,095	$5,293

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

Please refer to the shareholder transactions table above for Share Repurchases for the three months ended March 31, 2025. Share redemptions result in capital outflows from the Company, whereas Share exchanges involve the reinvestment of redemption proceeds from one Series of the Company to another. Both instances are captured in "Shares redeemed or exchanged" line within the Shareholder Transactions table above. There were no Shares redeemed or exchanged for the three months ended March 31, 2024.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

As of March 31, 2025, Series I, Series II and the Company had unfunded commitments on Asset-Backed Finance Assets amounting to $13,756, $43,890, and $57,646, respectively, and €4,500, €1,074, and €3,426, respectively.

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

11.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
	Series I
	(in thousands)

	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares
Per Share Data:
Net asset value at beginning of period	$25.30	$25.41	$25.14	$25.52	$25.03	$25.03	$25.56	$25.52
Proceeds from issuance of shares	-	-	-	-	-	-	-	-
Distributions declared(1)	(0.24)	(0.28)	(0.26)	(0.36)	(0.31)	(0.31)	(0.28)	(0.24)
Net investment income(2)	0.10	0.10	0.11	0.21	0.13	0.13	0.14	0.08
Net realized and unrealized gain/(loss)(3)	0.31	0.32	0.32	0.32	0.31	0.31	0.31	0.33
Net increase (decrease) in net assets resulting from operations	0.41	0.42	0.43	0.53	0.44	0.44	0.45	0.41
Net asset value at end of period	$25.47	$25.55	$25.31	$25.69	$25.16	$25.16	$25.73	$25.69
Shares outstanding at end of period	$1,236,003	$110	$1,008,200	$5,484	$110	$110	$1,270,891	$1,192,413
Weighted average shares outstanding	1,062,397	110	919,038	5,296	110	110	1,138,065	1,009,032

Ratio/Supplemental Data:
Net assets at end of period	31,485	3	25,521	141	3	3	32,705	30,627
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	2.80%	2.76%	2.71%	2.37%	2.62%	2.62%	2.65%	3.51%
Total expenses after expense support and after performance fees	1.39%	1.39%	1.32%	0.99%	1.26%	1.26%	1.25%	2.10%
Total expenses after expense support and before performance fees	1.22%	1.22%	1.21%	0.99%	1.00%	1.00%	1.00%	1.86%
Net investment income(5)(6)	4.38%	4.28%	4.39%	4.77%	4.42%	4.42%	4.51%	3.66%
Total return(7)	1.64%	1.64%	1.71%	2.03%	1.78%	1.78%	1.78%	1.57%

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

	For the Three Months Ended March 31, 2025
	Series II
	(in thousands)

	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares
Per Share Data:
Net asset value at beginning of period	$25.32	$25.44	$25.20	$24.99	$25.47	$25.48	$25.53	$25.49
Proceeds from issuance of shares	-	-	-	-	-	-	-	-
Distributions declared(1)	(0.25)	(0.30)	(0.26)	(0.39)	(0.15)	(0.29)	(0.24)	(0.21)
Net investment income(2)	0.26	0.25	0.28	0.34	0.41	0.29	0.32	0.27
Net realized and unrealized gain/(loss)(3)	0.30	0.30	0.29	0.31	0.19	0.31	0.28	0.27
Net increase (decrease) in net assets resulting from operations	0.56	0.55	0.57	0.65	0.60	0.60	0.60	0.54
Net asset value at end of period	$25.63	$25.69	$25.51	$25.25	$25.92	$25.79	$25.89	$25.82
Shares outstanding at end of period	$4,157,468	$110	$1,656,674	$2,163,202	$12,865	$3,517,723	$1,060,144	$2,358,660
Weighted average shares outstanding	3,521,009	110	1,389,571	2,158,880	5,669	3,041,501	773,170	1,592,039

Ratio/Supplemental Data:
Net assets at end of period	106,543	3	42,257	54,616	334	90,732	27,443	60,911
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	2.66%	2.60%	2.59%	2.21%	2.85%	2.52%	2.58%	3.45%
Total expenses after expense support and after performance fees	1.24%	1.23%	1.17%	0.84%	1.10%	1.10%	1.10%	1.94%
Total expenses after expense support and before performance fees	1.07%	1.06%	1.05%	0.84%	0.91%	0.85%	0.86%	1.71%
Net investment income(5)(6)	5.20%	5.05%	5.30%	5.44%	6.52%	5.31%	5.55%	4.82%
Total return(7)	2.20%	2.20%	2.27%	2.60%	2.34%	2.34%	2.34%	2.12%

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

12.
SEGMENT REPORTING

Series I, Series II and the Company operate as one operating segment and one reporting segment, investment management. Series I, Series II and the Company’s chief operating decision maker (“CODM”) is the President, who reviews financial information including segment expenses presented on a consolidated basis. Series I, Series II and the Company generate revenues from interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset Backed Finance Assets. The CODM uses net increase (decrease) in net assets resulting from operations within the Consolidated Statements of Operations to assess financial performance and make key strategic decisions, such as identifying attractive Asset Backed Finance Assets to invest in. Segment expenses are disclosed in the Consolidated Statements of Operations and segment assets are disclosed in the Consolidated Statement of Assets and Liabilities.

13.
SUBSEQUENT EVENTS

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

April Financial Update

As of April 1, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	32,591	$825	211,705	$5,400
F-I Shares	322,569	8,217	416,242	10,667
P-S Shares*	165,332	4,160	649,988	16,765
E Shares	-	-	99	3
T-I Shares	440,086	11,325	328,559	8,505
T-S Shares	225,230	5,785	498,292	12,868
I Shares	-	-	368	9

* The above table reflects adjustments to the number of Series I P-S Shares and Series II P-S Shares sold and the corresponding aggregate consideration from the amounts reported on the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Annual Report"). In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our Annual Report.

Overview

Apollo Asset Backed Credit Company LLC (“the Company”) was formed as a Delaware limited liability company on September 22, 2023. The Company commenced operations on May 3, 2024 and was formed to acquire, control and manage large, diversified pools of hard assets and/or contracted cash flows, further enhanced by platform equity investments (“Asset-Backed Finance Assets”) globally. The Company formed separate Series pursuant to Sections 18-215(c) and 18-218(c)(1) of the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”), and although the IRS has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity for U.S. federal income tax purposes. Although the Series are separate legal entities, they are expected to invest, directly or indirectly, in the same Asset-Backed Finance Assets on a pro rata basis, with equal voting rights with respect thereto. While it is the Company’s intention that the Series will generally hold pro rata economic interests in each Asset-Backed Finance Asset, such economic interests may not be pro rata in all instances. The Company expects that deviations from this pro rata holding intention would be a result of cash flows into the Series and different tax obligations between the Series. The Series will conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Each Series is overseen by the Company’s Board of Directors (the “Board”) and managed by Apollo Manager, LLC (the “Operating Manager”). As a Delaware limited liability company with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law. Each of Series I and Series II is intended to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited liability company, and of different series in a series limited liability company, depends on the laws of each state. Although there is no direct authority on point, we generally expect that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may classify Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

Consistent with Apollo’s broader approach to investing, the Company pursues a disciplined, value-oriented approach to building a portfolio of Asset-Backed Finance Assets. The Company deploys capital across a spectrum of Asset-Backed Finance Assets to maximize relative value and generate attractive risk-adjusted rates of return in all market environments. None of Apollo’s results can be attributed to the Company and there is no guarantee of similar results for the Company.

The Company employs an acquisition approach centered around Asset-Backed Finance Assets across five key pillars: (1) consumer finance, (2) residential mortgage loans, (3) commercial real estate, (4) financial assets and (5) hard assets. We believe we can focus on where the best risk-adjusted opportunities lie at any given point in time and consistently execute on compelling opportunities at attractive valuations.

We fund, finance and structure Asset-Backed Finance Assets across our five key pillars. We rely on Apollo Asset Management, Inc.’s (together with its subsidiaries, “Apollo”) asset-backed finance platform to source and manage these Asset-Backed Finance Assets. Our executive officers, with the assistance of our Operating Manager, are responsible for making capital allocation decisions proposed by the Operating Manager and overseeing the management of the Company.

We are conducting a continuous private offering of our shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer ten types of Investor Shares in Series I and eleven types of Investor Shares in Series II. For Series I, these are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares (collectively, the “Series I Investor Shares”). For Series II, there are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, BD Shares, A-I Shares and A-II Shares (collectively, the “Series II Investor Shares” and, together with the Series I Investor Shares, (the “Investor Shares”)). We may offer additional types of Investor Shares in the future. The share types have different upfront selling commissions and ongoing distribution and shareholder servicing fees.

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

Given the lack of operations for the three months ended March 31, 2024, we do not believe a comparative discussion and analysis involving results from such period to be materially relevant to an assessment of the financial condition of the Company or the results of operations for the three months ended March 31, 2025. A discussion of the results of operations for three months ended March 31, 2025 is as follows:

Revenues

We generate revenues primarily from the management of our Asset-Backed Finance Assets held through our subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Finance Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset-Backed Finance Assets.

For the three months ended March 31, 2025, Series I, Series II and the Company generated revenues of $2,878, $8,648, and $11,526, respectively, which includes interest income of $1,417, $4,392 and $5,809, respectively, dividend income of $251, $757, $1,008, respectively, $1,318, $3,862 and $5,180 of net unrealized depreciation, respectively, and $(108), $(363), $(471) of net realized gains, respectively, on Asset-Backed Finance Assets and derivatives over the period.

Expenses

The below description of expenses applies with respect to each Series and is the same for each Series unless otherwise indicated.

Management Fee

Pursuant to the second amended and restated operating agreement entered into with the Operating Manager on October 25, 2024 (“Operating Agreement”), the Operating Manager is entitled to receive a management fee (“Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, (iii) 1.00% per annum of the month-end NAV attributable to the T-S Shares and T-I Shares commencing November 1, 2025, (iv) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares commencing November 1, 2025, (v) 1.00% per annum of the month-end NAV attributable to the BD Shares commencing November 1, 2025, (vi) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (vii) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees; provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on the Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares. For the three months ended March 31, 2025, the Operating Manager earned Management Fees of $105, $264, and $369 for Series I, Series II, and the Company, respectively. For the three months ended March 31, 2025, the Operating Manager earned Management Fees of $105, $264, and $369 for Series I, Series II, and the Company, respectively.

Selling Commissions and Ongoing Distribution and Servicing Fees

Apollo Global Securities, LLC (the “Dealer Manager” or “AGS”) is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share, F-S Share, T-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares, T-S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the Anchor Shares, I Shares, P-I Shares, F-I Shares or BD Shares, which will result in differences in NAV from the types of Shares that do bear such fees. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.

Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

For the three months ended March 31, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $55, $86 and $141, respectively.

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

For the three months ended March 31, 2025 there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a Performance Fee equal to (i) 10.0% of the Total Return (as defined below) with respect to S Shares, I Shares, P-S Shares, P-I Shares, T-S Shares, or T-I Shares (ii) 7.5% of the Total Return with respect to F-S Shares or F-I Shares, (iii) 5.0% of the Total Return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the Total Return with respect to A-II Shares, in each case, subject to a 5.0% Hurdle Amount and a High Water Mark with respect to such type of Shares, with a Catch-Up (each term as defined below) (the “Performance Fee”). Such fee will be paid annually and accrue monthly. The Performance Fee is not paid on E Shares and V Shares of Series I and Series II (collectively, the “Apollo Shares”), and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares.

Specifically, the Operating Manager will be entitled to receive a Performance Fee in an amount equal to:

•
First, if the Total Return with respect to S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, BD Shares, A-I Shares and A-II Shares for the applicable period exceeds the sum, with respect to such relevant type of Shares, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (as defined below) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Operating Manager with respect to such type of Shares equals 10.0% (with respect to S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares or BD Shares), 7.5% (with respect to F-S Shares or F-I Shares), 5.0% from inception through December 31, 2027 and 7.5% thereafter (with respect to A-I Shares) and 5.0% (with respect to A-II Shares) of the sum of (x) the Hurdle Amount with respect to such type of Shares for that period and (y) any amount allocated to the Operating Manager with respect to such type of Shares pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•
Second, to the extent there are remaining Excess Profits (i) with respect to S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares or BD Shares, 10.0% of such remaining Excess Profits, (ii) with respect to F-S Shares or F-I Shares, 7.5% of such remaining Excess Profits, (iii) 5.0% from inception through December 31, 2027 and 7.5% thereafter with respect of A-I Shares and (iv) 5.0% with respect to A-II Shares.

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

For the three months ended March 31, 2025, the Operating Manager accrued Performance Fees of $207, $536, and $743 for Series I, Series II, and the Company, respectively.

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

Series I, Series II and the Company incurred organizational expense of $-, $- and $-, respectively, for the three months ended March 31, 2025.

Series I, Series II and the Company amortized offering expenses of $40, $120 and $160, respectively, for the three months ended March 31, 2025. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the consolidated financial statements of the Company.

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

Series I, Series II and the Company incurred Operating Expenses of $531, $1,566 and $2,097, respectively, for the three months ended March 31, 2025. These expenses relate to general and administration expenses and director fees.

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

For the three months ended March 31, 2025, the Operating Manager elected to provide Expense Support of $(372), $(1,136) and $(1,508) for expenses incurred by Series I, Series II and the Company, respectively.

Hedging

The Company and/or its operating subsidiaries may employ hedging in support of financing techniques or that is designed to reduce the risks of adverse movements in interest rates, securities prices, commodities prices and currency exchange rates, as well as other risks. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks, including counterparty default, convergence and other related risks. Thus, while the Company and/or its operating subsidiaries may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, commodities prices or currency exchange rates or other events related to hedging activities could result in a poorer overall performance for the Company and/or its operating subsidiaries than if it or its operating subsidiaries had not entered into such hedging transactions.

The Company uses SOFR futures and interest rate swaps to mitigate interest rate risk associated with the Company’s fixed rate debt. The Company uses foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities. The Company uses credit default swaps to hedge against the risk of counterparty default. See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2. Significant Accounting Policies”, “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Derivative Instruments” and our consolidated condensed schedule of investments for additional disclosure regarding our accounting for derivative instruments.

As of March 31, 2025, Series I, Series II and the Company had derivative assets, at fair value of $11,039, $35,221 and $46,260, respectively, and derivative liabilities, at fair value of $1,148, $3,662 and $4,810, respectively, reflected on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2025, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $(207), $(680) and $(887), respectively, and net change in unrealized gain (loss) on derivatives of $(1,020), $(3,058) and $(4,078), respectively, reflected on the Consolidated Statements of Operations.

Liquidity and Capital Resources

A subsidiary of Apollo has made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and $1,000 in cash, in exchange for 40 Series II V Shares. On May 3, 2024, a subsidiary of Apollo, for $50,000,000 in cash, purchased 2,000,000 E Shares in Series II. For the three months ended March 31, 2025, the Company issued shares for an aggregate consideration of $47,467, $183,662, and $231,129 for Series I, Series II, and the Company, respectively. The Company may issue additional Series I and Series II V Shares to Apollo in exchange for one or more capital contributions to facilitate the acquisition of the Company’s initial assets. Apollo currently holds all of the Company’s outstanding Series I and Series II V Shares. The V Shares may be transferred to an Apollo affiliate or Apollo Client. If an Apollo affiliate or Apollo Client become the holder of a majority of the V Shares, that entity would have majority control over the Company, including the right to vote for the appointment of the Company’s directors. While the LLC Agreement permits transfer of the V Shares to a third party, the Company does not currently anticipate that any such transfer would take place. In the event of such a transfer in the future however, if Apollo or its affiliates cease to own a majority of V Shares, any expected benefits derived by the Company and Shareholders from such involvement by Apollo, including access to personnel and other resources, could be lost or otherwise affected.

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

The minimum initial purchase amount is $2,500 for S Shares, I Shares, P-S Shares, P-I Shares, T-S Shares, T-I Shares, BD Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares. The minimum subsequent purchase amount is $500 for each type of Shares, except for additional purchases pursuant to the distribution reinvestment plan (“DRIP”), which are not subject to a minimum purchase amount. The minimum purchase amount for each type of Shares can be modified or waived in the sole discretion of the Company or the Dealer Manager, including for certain financial firms that submit orders on behalf of their customers, our officers and directors and certain employees of Apollo, including its affiliates, and vehicles controlled by such employees and their extended family members. The Company and the Dealer Manager each reserves the right to designate and re-designate the T Share Intermediary, P Share Intermediary, Founder Intermediary or Anchor Intermediary status of financial intermediaries in its sole discretion (as described in further detail in our Annual Report on Form 10-K).

Share Repurchases

For the three months ended March 31, 2025, the Company repurchased the following Shares:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Redemption of shares	-	-	(19,818)	(499)	(19,818)	(499)

E Shares:
Redemption of shares	(1,359)	(35.00)	-	-	(1,359)	(35)

F-I Shares:
Redemption of shares	(133,650)	(3,385)	-	-	(133,650)	(3,385)

F-S Shares:
Redemption of shares	-	-	-	-	-	-

P-I Shares:
Redemption of shares	-	-	-	-	-	-

P-S Shares:
Redemption of shares	-	-	-	-	-	-

T-I Shares:
Redemption of shares	(7,828)	(200)	(1,943)	(50)	(9,771)	(250)

T-S Shares:
Redemption of shares	(200,042)	(5,114)	(985)	(25)	(201,027)	(5,139)

V Shares:
Redemption of shares	-	-	-	-	-	-

Total Redemption of Shares	(342,879)	(8,734)	(22,746)	(574)	(365,625)	(9,308)

We expect that each Series will continue to conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured collectively across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company expects to make the Share Repurchases beginning with the second full quarter after the initial raising of third-party capital. Due to tax considerations and other factors, the NAV between each Series will differ and, because of differential fees and other factors, the NAV between Share types will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the assets underlying its Asset-Backed Finance Assets.

Distributions

On March 31, 2025, the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below.Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan:

For the three months ended March 31, 2025
Share Class	Series I	Series II
A-I Shares	$0.2594	$0.2645
A-II Shares	-
E Shares	$0.3568	$0.3902
F-I Shares	$0.2387	$0.2526
F-S Shares	$0.2790	$0.3032
I Shares	-
P-I Shares	$0.3101	$0.1497
P-S Shares	$0.3101	$0.2872
S Shares	-
T-I Shares	$0.2816	$0.2436
T-S Shares	$0.2358	$0.2086
V Shares	-	-

Cash Flows

The following table summarizes the changes to the Company's cash flows for the three months ended March 31, 2025 ($ in thousands):

Cash flows from:	For the Three Months Ended March 31, 2025
Operating activities	(301,227)
Financing activities	247,900
Net increase in cash and cash equivalents	(53,327)

Cash used in operating activities

Our cash flow used in operating activities was $(301,227) for the three months ended March 31, 2025, which mostly relates to the acquisition of Asset-Backed Finance Assets.

Cash provided by financing activities

Our cash flow provided by financing activities was $247,900 for the three months ended March 31, 2025, which reflects the proceeds from issuance of shares and notes borrowings.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the consolidated financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. In addition, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

The Company’s Asset-Backed Finance Assets were comprised of 57% fixed rate investments and 43% floating rate investments, with fair values of $283,800 and $214,474, respectively, as of March 31, 2025. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $2,145 with respect to the floating rate investments.

Credit Risk

Credit risk is the failure of the counterparty to perform under the terms of the applicable agreement. If the fair value of an agreement is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of an agreement is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in our agreements by entering into transactions with high-quality counterparties. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Hedging” for a discussion of the Company’s hedging transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or appropriate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	-	-	-	-
February 1, 2025 to February 28, 2025 (1)(2)	34,527	$25.32	34,527	-
March 1, 2025 to March 31, 2025	-	-	-	-
Total	34,527	$25.32	34,527	$-

1) The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Investor Shares and E Shares of each Series (measured across both Series) under our share repurchase plan will be limited to no more than 5% of our aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of the share repurchase plan.

(2) The Shares listed above were repurchased on February 10, 2025. Repurchases above exclude exchanges of Shares between Series. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See the accompanying Index to Financial Statement Schedule on page 1.

(a) (2) Financial Statement Schedules

None.

(a) (3) Exhibits

Exhibit Number	Description

3.1	Certificate of Formation as Amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10 filed with the SEC on February 9, 2024).

3.2	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.3	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.4	Fourth Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 3, 2025).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.3	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2025).

10.1	Third Amended and Restated Operating Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 3, 2025).

10.2	Third Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 3, 2025).

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apollo Asset Backed Credit Company LLC

/s/ Robert Rossitto
Date: May 14, 2025	Robert Rossitto
Chief Financial Officer
(principal financial officer)