Form 10-Q
period 2025-06-30
Apollo Asset Backed Credit Co LLC
filed 2025-08-14
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had, with respect to Series I limited liability company interests,1,385,269 A-I Shares, 2,627,886 F-I Shares, 110 F-S Shares, 110 P-I Shares, 179,929 P-S Shares, 1,928,288 T-I Shares, 1,896,491 T-S Shares, 40 V Shares and 5,864 E shares outstanding, and with respect to Series II limited liability company interests, 2,218,529 A-I Shares, 8,543,436 F-I Shares, 110 F-S Shares, 51,296 P-I Shares, 5,306,582 P-S Shares, 2,605,595 T-I Shares, 4,092,304 T-S Shares, 160,778 I Shares, 3,282,254 BD Shares, 40 V Shares, and 2,175,616 E Shares outstanding.

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

ii

Part I. Financial Information

Item 1. Financial Statements

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2025			As of Dec 31, 2024
	(Unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value (cost at June 30, 2025 of $174,739; $541,342; $716,081, respectively and at December 31, 2024 of $62,730; $152,686; $215,416, respectively)	$179,388	$556,072	$735,460	$62,055	$151,402	$213,457
Derivative assets, at fair value (cost at June 30, 2025 of $10,684; $33,342; $44,026, respectively and at December 31, 2024 of $2,553; $6,448; $9,001, respectively)	10,823	33,548	44,371	3,099	7,562	10,661
Cash and cash equivalents	7,554	13,716	21,270	16,817	41,770	58,587
Due from Operating Manager	2,347	7,275	9,622	1,767	4,312	6,079
Interest receivable	1,102	3,457	4,559	406	948	1,354
Deferred offering expenses	602	1,865	2,467	810	1,976	2,786
Capital subscriptions receivable	-	203	203	540	-	540
Dividends receivable	1,095	3,393	4,488	-	-	-
Receivable for investments sold	4,730	14,661	19,391	5	11	16
Prepaid expenses and other assets	5,652	17,285	22,937	1,026	2,364	3,390
Total assets	$213,293	$651,475	$864,768	$86,525	$210,345	$296,870

Liabilities
Derivative liabilities, at fair value (cost at June 30, 2025 of $0; $0; $0, respectively and at December 31, 2024 of $6; $20; $26, respectively)	$2,917	$9,043	$11,960	$38	$93	$131
Notes payable	16,635	49,991	66,626	751	751	1,502
Payable for investments purchased	1,600	5,738	7,338	1,409	3,436	4,845
Due to Operating Manager	2,665	8,262	10,927	2,133	5,205	7,338
Distributions payable	2,814	9,448	12,262	741	3,290	4,031
Interest payable	172	532	704	5	5	10
Performance fees payable	472	1,254	1,726	12	-	12
Management fees payable	265	676	941	-	-	-
Repurchases payable	1,531	-	1,531	-	-	-
Capital subscriptions received in advance	250	-	250	-	450	450
Other accrued expenses and liabilities	1,299	14	1,313	427	903	1,330
Total liabilities	$30,620	$84,958	$115,578	$5,516	$14,133	$19,649
Commitments and contingencies (Note 8)
Total net assets	$182,673	$566,517	$749,190	$81,009	$196,212	$277,221

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2025			As of Dec 31, 2024
	(Unaudited)			(Audited)
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share
A-I Shares:
Net assets	$34,066	$54,054	$88,120	$15,638	$26,260	$41,898
Shares outstanding	1,345,764	2,123,856	3,469,620	621,948	1,042,219	1,664,167
Net asset value per share	$25.31	$25.45	$25.40	$25.14	$25.20	$25.18

A-II Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

BD Shares:
Net assets	$-	$3,169.00	$3,169.00	$-	$-	$-
Shares outstanding	-	122,331	122,331	-	-	-
Net asset value per share	$-	$25.90	$25.90	$-	$-	$-

E Shares:
Net assets	$145	$54,650	$54,795	$122	$53,584	$53,706
Shares outstanding	5,657	2,171,565	2,177,222	4,780	2,144,306	2,149,086
Net asset value per share	$25.64	$25.17	$25.17	$25.52	$24.99	$24.99

F-I Shares:
Net assets	$52,076	$170,488	$222,564	$25,232	$56,982	$82,214
Shares outstanding	2,045,164	6,653,614	8,698,778	997,457	2,250,251	3,247,708
Net asset value per share	$25.46	$25.62	$25.59	$25.30	$25.32	$25.31

F-S Shares:
Net assets	$3	$3	$6	$3	$3	$6
Shares outstanding	110	110	220	110	110	220
Net asset value per share	$25.49	$25.60	$25.55	$25.41	$25.44	$25.42

I Shares:
Net assets	$-	$2,647	$2,647	$-	$-	$-
Shares outstanding	-	102,311	102,311	-	-	-
Net asset value per share	$-	$25.87	$25.87	$-	$-	$-

P-I Shares:
Net assets	$3	$1,336	$1,339	$3	$52	$55
Shares outstanding	110	51,176	51,286	110	2,056	2,166
Net asset value per share	$25.10	$26.11	$26.10	$25.03	$25.47	$25.45

P-S Shares:
Net assets	$4,153	$118,488	$122,641	$3	$42,802	$42,805
Shares outstanding	165,442	4,605,260	4,770,702	110	1,679,525	1,679,635
Net asset value per share	$25.10	$25.73	$25.71	$25.03	$25.48	$25.48

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2025			As of Dec 31, 2024
	(Unaudited)			(Audited)
	Series I	Series II	Total	Series I	Series II	Total
S Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

T-I Shares:
Net assets	$48,295	$63,145	$111,440	$23,526	$10,186	$33,712
Shares outstanding	1,879,619	2,433,869	4,313,488	920,456	398,973	1,319,429
Net asset value per share	$25.69	$25.94	$25.84	$25.56	$25.53	$25.55

T-S Shares:
Net assets	$43,931	$98,536	$142,467	$16,481	$6,342	$22,823
Shares outstanding	1,711,875	3,819,432	5,531,307	645,824	248,807	894,631
Net asset value per share	$25.66	$25.80	$25.76	$25.52	$25.49	$25.51

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.70	$25.60	$25.65	$25.70	$25.60	$25.65

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands)

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025			For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total

Investment income
Interest income	$2,011	$5,979	$7,990	$3,428	$10,371	$13,799	$-	$325	$325	$-	$325	$325
Dividend income	874	2,607	3,481	1,125	3,364	4,489	-	-	-	-	-	-
Total investment income	$2,885	$8,586	$11,471	$4,553	$13,735	$18,288	$-	$325	$325	$-	$325	$325

Expenses
General and administration expenses	$689	$2,073	$2,762	$1,189	$3,544	$4,733	$-	$1,089	$1,089	$-	$1,089	$1,089
Performance fees	265	718	983	472	1,254	1,726	-	-	-	-	-	-
Management fees	160	411	571	265	675	940	-	-	-	-	-	-
Deferred offering expenses amortization	40	120	160	80	240	320	-	100	100	-	100	100
Shareholder servicing fees	85	181	266	140	267	407	-	-	-	-	-	-
Director fees	41	120	161	72	215	287	-	81	81	-	81	81
Organizational expenses	25	77	102	25	77	102	(518)	984	466	(314)	1,188	874
Interest and other debt expenses	213	553	766	281	685	966	-	-	-	-	-	-
Total expenses	$1,518	$4,253	$5,771	$2,524	$6,957	$9,481	$(518)	$2,254	$1,736	$(314)	$2,458	$2,144
Less: Expense support from Operating Manager	(504)	(1,529)	(2,033)	(876)	(2,665)	(3,541)	518	(2,115)	(1,597)	314	(2,319)	(2,005)
Net expenses	$1,014	$2,724	$3,738	$1,648	$4,292	$5,940	$-	$139	$139	$-	$139	$139
Net investment income before taxes	$1,871	$5,862	$7,733	$2,905	$9,443	$12,348	$-	$186	$186	$-	$186	$186
Provision for (benefit from) income taxes	236	102	338	817	61	878	-	-	-	-	-	-
Net investment income	$1,635	$5,760	$7,395	$2,088	$9,382	$11,470	$-	$186	$186	$-	$186	$186
Net realized and net change in unrealized gains (losses) on investments and derivatives:
Net realized gain (loss) on investments	60	173	233	112	347	459	-	-	-	-	-	-
Net realized gain (loss) on derivatives	619	1,794	2,413	412	1,114	1,526	-	-	-	-	-	-
Net realized gain (loss) on foreign currency transactions	(568)	(1,750)	(2,318)	(521)	(1,607)	(2,128)	-	-	-	-	-	-
Net change in unrealized gain (loss) on investments	2,980	9,072	12,052	5,324	16,014	21,338	-	30	30	-	30	30
Net change in unrealized gain (loss) on derivatives	(2,260)	(6,780)	(9,040)	(3,280)	(9,838)	(13,118)	-	(70)	(70)	-	(70)	(70)
Net unrealized gain (loss) on foreign currency translations	83	2	85	77	(20)	57	-	-	-	-	-	-
Net realized and net change in unrealized gains (losses) on investments and derivatives	$914	$2,511	$3,425	$2,124	$6,010	$8,134	$-	$(40)	$(40)	$-	$(40)	$(40)
Net increase (decrease) in net assets resulting from operations	$2,549	$8,271	$10,820	$4,212	$15,392	$19,604	$-	$146	$146	$-	$146	$146

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited) (in thousands)

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025			For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024

	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$1,635	$5,760	$7,395	$2,088	$9,382	$11,470	$-	$186	$186	$-	$186	$186
Net realized gain (loss) on investments	60	173	233	112	347	459	-	-	-	-	-	-
Net realized gain (loss) on derivatives	619	1,794	2,413	412	1,114	1,526	-	-	-	-	-	-
Net realized gain (loss) on foreign currency transactions	(568)	(1,750)	(2,318)	(521)	(1,607)	(2,128)	-	-	-	-	-	-
Net change in unrealized gain (loss) on investments	2,980	9,072	12,052	5,324	16,014	21,338	-	30	30	-	30	30
Net change in unrealized gain (loss) on derivatives	(2,260)	(6,780)	(9,040)	(3,280)	(9,838)	(13,118)	-	(70)	(70)	-	(70)	(70)
Net unrealized gain (loss) on foreign currency translations	83	2	85	77	(20)	57	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	$2,549	$8,271	$10,820	$4,212	$15,392	$19,604	$-	$146	$146	$-	$146	$146

Capital Transactions
Proceeds from issuance of shares	66,569	184,854	251,423	114,318	369,030	483,348	14	50,014	50,028	14	50,014	50,028
Repurchase of shares	(4,120)	-	(4,120)	(12,854)	(574)	(13,428)	-	-	-	-	-	-
Distributions declared	(2,814)	(9,448)	(12,262)	(4,012)	(13,543)	(17,555)	-	-	-	-	-	-
Net increase (decrease) in net assets from capital transactions	$59,635	$175,406	$235,041	$97,452	$354,913	$452,365	$14	$50,014	$50,028	$14	$50,014	$50,028

Net increase (decrease) in net assets during the period	$62,184	$183,677	$245,861	$101,664	$370,305	$471,969	$14	$50,160	$50,174	$14	$50,160	$50,174
Net assets at beginning of period	120,489	382,840	503,329	81,009	196,212	277,221	1	1	2	1	1	2
Net assets at end of period	$182,673	$566,517	$749,190	$182,673	$566,517	$749,190	$15	$50,161	$50,176	$15	$50,161	$50,176

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2025			2024
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$4,212	$15,392	$19,604	$-	$146	$146
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(112)	(347)	(459)	-	-	-
Net change in unrealized (gain) loss on investments	(5,324)	(16,014)	(21,338)	-	(30)	(30)
Payments to purchase investments	(220,087)	(1,005,335)	(1,225,422)	-	(48,317)	(48,317)
Proceeds from sale of investments	108,190	617,026	725,216	-	-	-
Net realized (gain) loss on derivatives	(412)	(1,114)	(1,526)	-	-	-
Net change in unrealized (gain) loss on derivatives	3,280	9,838	13,118	-	70	70
Payments to purchase derivatives	(8,124)	(26,874)	(34,998)	-	-	-
Proceeds from sale of derivatives	411	1,114	1,525	-	-	-
Changes in operating assets and liabilities:
(Increase)/decrease in due from Operating Manager	(580)	(2,963)	(3,543)	314	(2,319)	(2,005)
(Increase)/decrease in interest receivable	(696)	(2,509)	(3,205)	-	(183)	(183)
(Increase)/decrease in deferred offering expenses	208	111	319	675	(2,354)	(1,679)
(Increase)/decrease in dividends receivable	(1,095)	(3,393)	(4,488)	-	-	-
(Increase)/decrease in receivable for investments sold	(4,725)	(14,650)	(19,375)	-	-	-
(Increase)/decrease in prepaid expenses and other assets	(4,626)	(14,921)	(19,547)	(117)	(363)	(480)
Increase/(decrease) in payable for investments purchased	191	2,302	2,493	-	3,714	3,714
Increase/(decrease) in interest payable	167	527	694	-	-	-
Increase/(decrease) in performance fees payable	460	1,254	1,714	-	-	-
Increase/(decrease) in management fees payable	265	676	941	-	-	-
Increase/(decrease) in other accrued expenses and liabilities	872	(889)	(17)	-	827	827
Increase/(decrease) in offering expenses payable	-	-	-	(675)	1,231	556
Increase/(decrease) in organizational expenses payable	-	-	-	(314)	371	57
Increase/(decrease) in Due to Operating Manager	532	3,057	3,589	-	2,382	2,382
Net cash provided by (used in) operating activities	$(126,993)	$(437,712)	$(564,705)	$(117)	$(44,825)	$(44,942)

Financing activities
Notes Borrowings	$15,884	$49,240	$65,124	$536	$536	$1,072
Proceeds from issuance of shares, net of change in capital subscriptions receivable and Capital subscriptions received in advance	115,108	368,377	483,485	-	50,000	50,000
Repurchases of shares, net of change in repurchases payable	(11,323)	(574)	(11,897)	-	-	-
Distributions declared, net of change in distributions payable	(1,939)	(7,385)	(9,324)	-	-	-
Net cash provided by (used in) financing activities	$117,730	$409,658	$527,388	$536	$50,536	$51,072
Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	$(9,263)	$(28,054)	$(37,317)	$419	$5,711	$6,130
Cash and cash equivalents at beginning of period	16,817	41,770	58,587	1	1	2
Cash and cash equivalents at end of period	$7,554	$13,716	$21,270	$420	$5,712	$6,132
Supplemental disclosure of cash flow information:
Income taxes paid	$434	$-	$434	$-	$-	$-
Cash paid for interest	$185	$444	$629	$-	$-	$-

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2025

(in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value
Asset Backed Debt Securities
Australia
Structured Finance	-	$2,190	1.20%	-	$6,788	1.20%	-	$8,978	1.20%
Total Australia	-	2,190	1.20	-	6,788	1.20	-	8,978	1.20
Bermuda
Structured Finance	-	172	0.09	-	532	0.09	-	704	0.09
Total Bermuda	-	172	0.09	-	532	0.09	-	704	0.09
Cayman Islands
Structured Finance	-	14,013	7.67	-	43,439	7.67	-	57,452	7.67
Total Cayman Islands	-	14,013	7.67	-	43,439	7.67	-	57,452	7.67
Germany
Structured Finance	-	1,539	0.84	-	4,770	0.84	-	6,309	0.84
Total Germany	-	1,539	0.84	-	4,770	0.84	-	6,309	0.84
Ireland
Structured Finance	-	2,267	1.24	-	7,026	1.24	-	9,293	1.24
Total Ireland	-	2,267	1.24	-	7,026	1.24	-	9,293	1.24
Jersey
Structured Finance	-	1,105	0.60	-	3,425	0.60	-	4,530	0.60
Total Jersey	-	1,105	0.60	-	3,425	0.60	-	4,530	0.60
United States
Structured Finance
Aqua AssetCo Alternate Trust II - 1.45% - 10/28/2055	4,796	4,791	2.62	14,868	14,850	2.62	19,664	19,641	2.62
Aqua AssetCo Alternate Trust II - 2.65% - 10/28/2055	937	916	0.50	2,906	2,839	0.50	3,843	3,755	0.50
Aqua AssetCo Alternate Trust II - 10/28/2055	1,238	1,238	0.68	3,837	3,837	0.68	5,075	5,075	0.68
Aqua AssetCo Borrower Trust C - US Treasury +1.65% - 4/8/2055	254	254	0.14	787	787	0.14	1,041	1,041	0.14
Aqua AssetCo Borrower Trust C - US Treasury +2.05% - 4/8/2055	159	159	0.09	493	493	0.09	652	652	0.09
Aqua AssetCo Borrower Trust C - US Treasury +2.40% - 4/8/2055	60	60	0.03	186	186	0.03	246	246	0.03
Aqua AssetCo Borrower Trust C - US Treasury +3.00% - 4/8/2055	54	54	0.03	168	168	0.03	222	222	0.03
Aqua AssetCo Borrower Trust C - 4/8/2055	378	411	0.22	1,173	1,274	0.22	1,551	1,685	0.22
Aqua AssetCo Borrower Trust G - 6/21/2049	125	150	0.08	386	466	0.08	511	616	0.08
Aqua Borrower Trust I - 5.50% - 11/22/2049	535	535	0.29	1,657	1,657	0.29	2,192	2,192	0.29
Aqua Borrower Trust I - 5.90% - 11/22/2049	114	114	0.06	353	353	0.06	467	467	0.06
Aqua Borrower Trust I - 6.90% - 11/22/2049	171	171	0.09	529	529	0.09	700	700	0.09
Aqua Borrower Trust I - 11/22/2049	468	548	0.30	1,449	1,698	0.30	1,917	2,246	0.30
Aqua Borrower Trust J - 6.71% - 12/16/2049	543	543	0.30	1,684	1,684	0.30	2,227	2,227	0.30
Aqua Borrower Trust J - 7.84% - 12/16/2049	204	204	0.11	632	632	0.11	836	836	0.11
Aqua Borrower Trust J - 12/16/2049	553	526	0.29	1,713	1,631	0.29	2,266	2,157	0.29
Other		47,052	25.77		145,857	25.76		192,909	25.76
Total Structured Finance		57,726	31.60		178,941	31.59		236,667	31.59
Banking, Finance, Insurance & Real Estate		1,541	0.84%		4,776	0.84%		6,317	0.84%
Real Estate		2,350	1.30		7,286	1.29		9,636	1.29
Total United States		61,617	33.74		191,003	33.72		252,620	33.72
Total Asset Backed Debt Securities		82,903	45.38		256,983	45.36		339,886	45.36

Bank Loans
Cayman Islands
Banking, Finance, Insurance & Real Estate		2,063	1.13		6,395	1.13		8,458	1.13
Total Cayman Islands		2,063	1.13		6,395	1.13		8,458	1.13
Luxembourg
Banking, Finance, Insurance & Real Estate
Bridgepoint Europe VI Finance S.a.r.l. - 3.5% - 6/25/2030	2,439	2,873	1.57	7,561	8,906	1.57	10,000	11,779	1.57
Bridgepoint Europe VI Finance S.a.r.l. - 3.5% - 6/25/2028	10,976	12,929	7.08	34,024	40,079	7.08	45,000	53,008	7.08
Other		7,493	4.11		23,225	4.10		30,718	4.10
Total Luxembourg		23,295	12.76		72,210	12.75		95,505	12.75
United States
Banking, Finance, Insurance & Real Estate		3,110	1.7		9,640	1.70		12,750	1.70
Total United States		3,110	1.70		9,640	1.70		12,750	1.70
Total Bank Loans		28,468	15.59		88,245	15.58		116,713	15.58

Collateralized Loan Obligations - Residual Tranche
Cayman Islands
Structured Finance		50	0.03		156	0.03		206	0.03
Total Cayman Islands		50	0.03		156	0.03		206	0.03
United States
Structured Finance		317	0.17		982	0.17		1,299	0.17
Total United States		317	0.17		982	0.17		1,299	0.17
Total Collateralized Loan Obligations - Residual Tranche		367	0.20		1,138	0.20		1,505	0.20

Collateralized Loan Obligations - Warehouses
Cayman Islands
Structured Finance		113	0.06		351	0.06		464	0.06
Total Cayman Islands		113	0.06		351	0.06		464	0.06
Ireland
Structured Finance		8,619	4.72		26,719	4.72		35,338	4.72
Total Ireland		8,619	4.72		26,719	4.72		35,338	4.72
United States
Structured Finance
ABC Holdings 5 Hollywood, LLC	15,732	15,732	8.61%	48,768	48,767	8.61%	64,500	64,499	8.61%
ABC Holdings 7 Wolfman, LLC	9,800	9,800	5.36	30,377	30,377	5.36	40,177	40,177	5.36
Total United States		25,532	13.97		79,144	13.97		104,676	13.97
Total Collateralized Loan Obligations - Warehouses		34,264	18.75		106,214	18.75		140,478	18.75
Special Purpose Vehicles
Luxembourg
Real Estate		1,224	0.67		3,795	0.67		5,019	0.67
Total Luxembourg		1,224	0.67		3,795	0.67		5,019	0.67
United States
Real Estate		3,954	2.16		12,256	2.16		16,210	2.16
Structured Finance
Mortgage Aggregator Series Trust Administrator, L.P. - Series E (2)	26,146	28,208	15.45	81,048	87,441	15.44	107,194	115,649	15.45
Total United States		32,162	17.61		99,697	17.60		131,859	17.61
Total Special Purpose Vehicles		33,386	18.28		103,492	18.27		136,878	18.28
Total Investments, at fair value (cost of $174,739; $541,342; $716,081, respectively)		179,388	98.20%		556,072	98.16%		735,460	98.17%

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2025

(in thousands)

Derivative Assets, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
GS Bank USA CLO, Notional amount of $10,000; $31,000; $41,000, respectively	Credit Default Swaps	8/19/2029	$10,042	5.50%	$31,128	5.50%	$41,170	5.50%
GS Bank USA CLO, Notional amount of $732; $2,268; $3,000, respectively	Credit Default Swaps	10/10/2030	743	0.41	2,301	0.41	3,044	0.41
American Airlines Group Inc. (AMR Corp), Notional amount of $134; $416; $550, respectively	Credit Default Swaps	12/20/2029	2	0.00	6	0.00	8	-
USD Currency, Notional amount of $4,878; $15,122; $20,000, respectively	Interest Rate Swaps	03/07/2027	19	0.01	59	0.01	78	0.01
USD Currency, Notional amount of $4,878; $15,122; $20,000, respectively	Interest Rate Swaps	03/11/2027	17	0.01	54	0.01	71	0.01
Total Derivative Assets, at fair value (cost of $10,684; $33,342; $44,026, respectively)			10,823	5.93%	$33,548	5.93%	$44,371	5.93%

Derivative Liabilities, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
Forward Currency Contracts	EUR/USD Forward		$(988)	(0.54)%	$(3,062)	(0.54)%	$(4,050)	(0.54)%
Futures	SOFR Futures		(1,929)	(1.06)	(5,981)	(1.06)	(7,910)	(1.06)
Total Derivative Liabilities, at fair value			$(2,917)	(1.60)%	$(9,043)	(1.60)%	$(11,960)	(1.60)%

(1) Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.

(2) Represents an investment in an affiliated entity of the Company.

See notes to consolidated financial statements

Schedule of Investments Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments

December 31, 2024

(in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)

Investments, at fair value
Asset Backed Debt Securities
Bermuda
Structured Finance		$205	0.25%		$499	0.25%		$704	0.25%
Total Bermuda		205	0.25		499	0.25		704	0.25
Cayman Islands
Structured Finance		3,278	4.05		7,997	4.08		11,275	4.07
Total Cayman Islands		3,278	4.05		7,997	4.08		11,275	4.07
Germany
Structured Finance		1,890	2.33		4,610	2.35		6,500	2.35
Total Germany		1,890	2.33		4,610	2.35		6,500	2.35
Ireland
Structured Finance		1,469	1.81		3,584	1.83		5,053	1.82
Total Ireland		1,469	1.81		3,584	1.83		5,053	1.82
Netherlands
Structured Finance		602	0.74		1,469	0.75		2,071	0.75
Total Netherlands		602	0.74		1,469	0.75		2,071	0.75
United States
Structured Finance
ABF Structured Securities Sub-Aggregator II, L.P.	4,023	4,023	4.97	9,815	9,815	5.00	13,838	13,838	4.99
Aqua AssetCo Borrower Trust C - US Treasury +1.65% - 4/8/2055	332	332	0.41	810	810	0.41	1,142	1,142	0.41
Aqua AssetCo Borrower Trust C - US Treasury +1.65% - 4/8/2055	208	205	0.25	507	500	0.25	715	705	0.25
Aqua AssetCo Borrower Trust C - US Treasury +1.65% - 4/8/2055	79	78	0.10	192	190	0.10	271	268	0.10
Aqua AssetCo Borrower Trust C - US Treasury +1.65% - 4/8/2055	71	70	0.09	173	171	0.09	244	241	0.09
Aqua AssetCo Borrower Trust C - 4/8/2055	496	578	0.71	1,211	1,411	0.72	1,707	1,989	0.72
Aqua AssetCo Borrower Trust G - 6/21/2049	196	227	0.28	479	553	0.28	675	780	0.28
Aqua Borrower Trust I - 5.50% - 11/22/2049	776	776	0.96	1,892	1,892	0.96	2,668	2,668	0.96
Aqua Borrower Trust I - 5.90% - 11/22/2049	165	165	0.20	403	403	0.21	568	568	0.20
Aqua Borrower Trust I - 6.90% - 11/22/2049	248	248	0.31	604	604	0.31	852	852	0.31
Aqua Borrower Trust I - 11/22/2049	692	692	0.85	1,687	1,687	0.86	2,379	2,379	0.86
Aqua Borrower Trust J - 6.71% - 12/16/2049	692	692	0.85	1,688	1,688	0.86	2,380	2,380	0.86
Aqua Borrower Trust J - 7.84% - 12/16/2049	260	260	0.32	634	634	0.32	894	894	0.32
Aqua Borrower Trust J - 12/16/2049	806	806	0.99	1,965	1,965	1.00	2,771	2,771	1.00
Other		17,775	21.95		43,373	22.11		61,148	22.06
Total Structured Finance		26,927	33.24		65,696	33.48		92,623	33.41
Real Estate		1,534	1.90		3,745	1.91		5,279	1.91
Total United States		28,461	35.14		69,441	35.39		97,902	35.32
Total Asset Backed Debt Securities		35,905	44.32		87,600	44.65		123,505	44.56

Collateralized Loan Obligations - Residual Tranche
Cayman Islands
Structured Finance		63	0.08		153	0.08		216	0.08
Total Cayman Islands		63	0.08		153	0.08		216	0.08
United States
Structured Finance		413	0.51		1,008	0.51		1,421	0.51
Total United States		413	0.51		1,008	0.51		1,421	0.51
Total Collateralized Loan Obligations - Residual Tranche		476	0.59		1,161	0.59		1,637	0.59

Collateralized Loan Obligations - Warehouses
Cayman Islands
Structured Finance		27	0.03		67	0.03		94	0.03
Total Cayman Islands		27	0.03		67	0.03		94	0.03
Total Collateralized Loan Obligations - Warehouses		27	0.03		67	0.03		94	0.03

Special Purpose Vehicles
Luxembourg
Real Estate		1,340	1.65		3,271	1.67		4,611	1.66
Total Luxembourg		1,340	1.65		3,271	1.67		4,611	1.66

United States
Structured Finance
Mortgage Aggregator Series Trust Administrator, L.P. - Series E (2)	24,959	24,307	30.01	60,895	59,303	30.22	85,854	83,610	30.16
Total United States		24,307	30.01		59,303	30.22		83,610	30.16

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Total Special Purpose Vehicles		25,647	31.66		62,574	31.89		88,221	31.82
Total Investments, at fair value (cost
of $62,730; $152,686; $215,416, respectively)		$62,055	76.60%		$151,402	77.16%		$213,457	77.00%

Schedule of Investments Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments

December 31, 2024

(in thousands)

Derivative Assets, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
Swaps
GS Bank USA CLO, Notional amount of $1,744; $4,256; $6,000, respectively	Credit Default Swaps	8/19/2029	$1,744	2.15%	$4,256	2.17%	$6,000	2.16%
GS Bank USA CLO, Notional amount of $872; $2,128; $3,000, respectively	Credit Default Swaps	10/10/2030	872	1.08	2,128	1.08	3,000	1.08
USD Currency, Notional amount of $11,629; $28,371; $40,000, respectively	Interest Rate Swap	12/2/2027	48	0.06	116	0.06	164	0.06

Forward Currency Contracts	EUR/USD Forward		101	0.13	246	0.13	347	0.13
Futures	SOFR Futures		334	0.41	816	0.42	1,150	0.41
Total Derivative Assets, at fair value (cost of $2,553; $6,448; $9,001, respectively)			$3,099	3.83%	$7,562	3.86%	$10,661	3.84%

Derivative Liabilities, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
Swaps
American Airlines Group Inc. (AMR Corp), Notional amount of
$160; $390; $550, respectively	Credit Default Swaps	12/20/2029	$(6)	(0.01)%	$(16)	(0.01)%	$(22)	(0.01)%
Futures	SOFR Futures		(32)	(0.04)	(77)	(0.04)	(109)	(0.04)
Total Derivative Liabilities, at fair value (cost of $6; $20; $26, respectively)			$(38)	(0.05)%	$(93)	(0.05)%	$(131)	(0.05)%

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

The Company is sponsored by Apollo and benefits from Apollo’s asset-backed finance sourcing and management platform pursuant to the amended and restated operating agreement the Company entered into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Asset-Backed Finance Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company commenced operations on May 3, 2024. As such, there is limited comparability to the three and six months ended June 30, 2024.

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

Unconsolidated Significant Subsidiaries — As of June 30, 2025, the Company has an investment in Mortgage Aggregator Series Trust Administrator, L.P. (“MAST”), which is considered an investment company under ASC 946. The objective of the Company’s investment in MAST is to gain exposure to residential mortgage loans through participation in MAST’s designated Series E. Series I, Series II and the Company uses the equity method to account for its investment in MAST and is required under Regulation S-X to perform significance tests which may trigger additional reporting requirements. As of June 30, 2025, ABC did not trigger the additional reporting requirements with its investment in MAST.

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

Cash and Cash Equivalents — As of June 30, 2025 and December 31, 2024, cash and cash equivalents were comprised of cash on hand and money market funds sponsored by a U.S. financial institution. As of June 30, 2025, Series I, Series II and the Company held $948, $4,810 and $5,758, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund. As of December 31, 2024, Series I, Series II and the Company held $14,594, $37,189 and $51,783, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund.

Organizational and Offering Expenses — Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II and the Company incurred organizational expenses of $25, $77 and $102, respectively, for both the three and six months ended June 30, 2025. Series I, Series II and the Company incurred organizational expenses of $(518), $984 and $466, respectively, for the three months June 30, 2024. Series I, Series II and the Company incurred organizational expenses of $(314), $1,188 and $874, respectively, for the six months ended June 30, 2024.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until operations begin and then are amortized. Series I, Series II and the Company incurred deferred offering expenses of $40, $120 and $160, respectively, for the three months ended June 30, 2025. Series I, Series II and the Company incurred deferred offering expenses of $80, $240 and $320, respectively, for the six months ended June 30, 2025. Series I, Series II, and the Company incurred deferred offering expenses of $0, $100 and $100, respectively, for each of the three and six months ended June 30, 2024.

The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 6.

Investment Income — The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Finance Assets, unless, in the case of dividend income, the Company determines that the Asset-Backed Finance Assets do not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind ("PIK") interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Asset-Backed Finance Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For both the three and six months ended June 30, 2025 and June 30, 2024, investment income was comprised of interest income from Asset-Backed Finance Assets and cash and cash equivalents.

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

Investments, At Fair Value — ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value. Series I, Series II and the Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transactions costs that may be incurred upon disposition of investments.

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

Assets and liabilities recorded at fair value on the Statement of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under U.S. GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

At least annually, the Board, including our independent directors, will review the appropriateness of our valuation policy and valuation results. From time to time, the Board, including our independent directors, may adopt changes to the valuation guidelines on occasions in which it has determined or in the future determines that such changes are likely to result in a more accurate reflection of estimated fair value.

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

The Company uses SOFR futures to hedge some or all of the Company’s fixed rate debt. Depending on the nature of the balance, the fair value of a given SOFR futures contract is either included within derivative assets, at fair value or derivative liabilities, at fair value on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the SOFR futures is offset by a change in the fair value of the fixed rate debt. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the futures contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2025 Series I, Series II and the Company posted cash collateral to counterparties in amounts of $2,700, $8,615 and $11,315, respectively, against SOFR futures contracts. As of December 31, 2024, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $258, $628 and $886, respectively, against SOFR futures contracts.

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the fair value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2025 Series I, Series II and the Company posted cash collateral to counterparties in amounts of $2,551, $8,139 and $10,690, respectively, against foreign currency forward contracts. As of December 31, 2024, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $224, $546 and $770, respectively, against foreign currency forward contracts. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company uses credit default swap ("CDS") contracts whereby the buyer of the credit default swaps contract agrees to pay a specified fixed charge to the seller of the CDS contract in return for the right to put the debt of the debtor named in the CDS contract to the seller of the CDS contract at par value of the referred debt instrument in the event of a "credit event" as defined by the CDS contract which may include, but is not limited to, bankruptcy of the debtor or when the debtor defaults in payment. The buyer's obligation under the CDS contract is fixed at the date the contract is entered into. The seller's potential liability under the CDS contract is open-ended and can be equal to the entire notional amount of the contract. Depending on the nature of the balance, the fair value of credit default swap contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the credit default swap contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2025 Series I, Series II and the Company posted cash collateral to counterparties in amounts of $103, $330 and $433, respectively, against CDS contracts. As of December 31, 2024, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $169, $412 and $581, respectively, against CDS contracts. The Company does not utilize hedge accounting with respect to CDS contracts and as such, the Company recognizes its CDS contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Consolidated Statements of Assets and Liabilities and changes in fair value are reflected in the accompanying Consolidated Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2025, Series I, Series II and the Company posted collateral to counterparties in amounts of $117, $373 and $490, respectively, against swap contracts. As of December 31, 2024, Series I, Series II and the Company posted collateral to counterparties in amounts of $142, $348 and $490, respectively against swap contracts. The Company recognizes its swap contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

Income Taxes—Series I has elected to be taxed as a corporation for U.S. federal income tax purposes. Series I is liable for income taxes, if any, on its net taxable income.

Series II operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership treated as a corporation. As such, it will not be subject to any U.S. federal, state and/or local income taxes. In any year, it is possible that Series II will not meet the qualifying income exception, which would result in Series II being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. If Series II does not meet the qualifying income exception, the holders of interest in Series II would then be treated as shareholders in a corporation, and the Series II would become taxable as a corporation for U.S. federal income tax purposes. Series II would be required to pay income tax at corporate rates on its net taxable income. In addition, Series II holds interests in Asset-Backed Finance Assets, through subsidiaries that are treated as corporations for U.S. or non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Asset-Backed Finance Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three and six months ended June 30, 2025 and June 30, 2024. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

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

3.
FAIR VALUE MEASUREMENT AND DISCLOSURES

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of June 30, 2025:

	Series I			Series II			Total
Description	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Investments, at fair value
Asset Backed Debt Securities	$-	$35,517	$47,386	$-	$110,096	$146,887	$-	$145,613	$194,273
Bank Loans	-	-	28,468	-	-	88,245	-	-	116,713
Collateralized Loan Obligations - Residual Tranche	-	-	367	-	-	1,138	-	-	1,505
Collateralized Loan Obligations - Warehouses	-	-	34,264	-	-	106,214	-	-	140,478
Total Investments, at fair value(1)	$-	$35,517	$110,485	$-	$110,096	$342,484	$-	$145,613	$452,969

Derivative Assets, at fair value
Credit Default Swaps	$-	$2	$10,785	$-	$6	$33,429	$-	$8	$44,214
Interest Rate Swaps	-	36	-	-	113	-	-	149	-
Total Derivative Assets, at fair value	$-	$38	$10,785	$-	$119	$33,429	$-	$157	$44,214

Derivative Liabilities, at fair value
Forward Currency Contracts	$-	$988	$-	$-	$3,062	$-	$-	$4,050	$-
Futures Contracts	1,929	-	-	5,981	-	-	7,910	-	-
Total Derivative Liabilities, at fair value	$1,929	$988	$-	$5,981	$3,062	$-	$7,910	$4,050	$-
Total	$(1,929)	$34,567	$121,270	$(5,981)	$107,153	$375,913	$(7,910)	$141,720	$497,183

(1)
Investments at fair value at Series I, Series II and the Company totaling $33,386, $103,492 and $136,878, respectively, were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $948, $4,810 and $5,758, respectively, which are considered Level I assets.

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of December 31, 2024:

	Series I			Series II			Total
Description	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Investments, at fair value
Asset Backed Debt Securities	$-	$17,693	$18,212	$-	$43,166	$44,434	$-	$60,859	$62,646
Bank Loans	-	-	476	-	-	1,161	-	-	1,637
Collateralized Loan Obligations - Residual Tranche	-	-	27	-	-	67	-	-	94
Total Investments, at fair value(1)	$-	$17,693	$18,715	$-	$43,166	$45,662	$-	$60,859	$64,377

Derivative Assets, at fair value
Credit Default Swaps	$-	$-	$2,616	$-	$-	$6,384	$-	$-	$9,000
Interest Rate Swaps	-	48	-	-	116	-	-	164	-
Forward Currency Contracts	-	101	-	-	246	-	-	347	-
Futures Contracts	334	-	-	816	-	-	1,150	-	-
Total Derivative Assets, at fair value	$334	$149	$2,616	$816	$362	$6,384	$1,150	$511	$9,000

Derivative Liabilities, at fair value
Credit Default Swaps	$-	$6	$-	$-	$16	$-	$-	$22	$-
Interest Rate Swaps	-	-	-	-	-	-	-	-	-
Forward Currency Contracts	-	-	-	-	-	-	-	-	-
Futures Contracts	32	-	-	77	-	-	109	-	-
Total Derivative Liabilities, at fair value	$32	$6	$-	$77	$16	$-	$109	$22	$-
Total	$302	$17,836	$21,331	$739	$43,512	$52,046	$1,041	$61,348	$73,377

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

Transfers of investments between levels, if any, shall be recorded at the end of the period. There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three months ended June 30, 2025. There were transfers out for $(27), $(67) and $(94) for the Company’s investments that are classified as Level III investments for the six months ended June 30, 2025 respectively, for Series I, Series II and the Company. The following tables show changes in the fair value of our Level III investment during the three and six months ended June 30, 2025:

Description	Series I	Series II	Total
Balance as of March 31, 2025	$51,476	$164,242	$215,718
Purchases	58,718	169,457	228,175
Sales	(21,971)	(67,723)	(89,694)
Net realized gain (loss)	-	(1)	(1)
Net change in unrealized gain (loss)	(1,217)	3,724	2,507
Transfers into Level III	-	-	-
Transfers out of Level III	-	-	-
Balance as of June 30, 2025	$87,006	$269,699	$356,705

Description	Series I	Series II	Total
Balance as of December 31, 2024	$21,331	$52,046	$73,377
Purchases	92,856	295,471	388,327
Sales	(26,031)	(81,192)	(107,223)
Net realized gain (loss)	(1)	2	1
Net change in unrealized gain (loss)	(1,122)	3,439	2,317
Transfers into Level III	-	-	-
Transfers out of Level III	(27)	(67)	(94)
Balance as of June 30, 2025	$87,006	$269,699	$356,705

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the three months ended June 30, 2025 attributable to Level III investments still held at June 30, 2025 for Series I, Series II and the Company were $(1,217), $3,724 and $2,507, respectively.

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the six months ended June 30, 2025 attributable to Level III investments still held at June 30, 2025 for Series I, Series II, and the Company were $(1,122), $3,439 and $2,317, respectively.

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of June 30, 2025:

	Level III Fair Value			Valuation Technique	Unobservable Inputs	Range	Weighted Average
Asset Type	Series I	Series II	Total
Asset Backed Debt Securities	$14,729	$45,657	$60,386	DCF	Discount Rate	5.00% - 17.00%	7.75%
Asset Backed Debt Securities	14,323	44,398	58,721	Transactional Value	Cost
Asset Backed Debt Securities	18,334	56,832	75,166	Broker Quote	N/A
Bank Loans	15,807	48,998	64,805	Transactional Value	Cost
Bank Loans	12,661	39,247	51,908	DCF	Discount Rate	6.94% - 8.06%	7.75%
Collateralized Loan Obligations - Residual Tranche	367	1,138	1,505	Broker Quote	N/A
Collateralized Loan Obligations - Warehouses	34,264	106,214	140,478	Broker Quote	N/A
Credit Default Swaps	10,787	33,435	44,222	Broker Quote	N/A
Total	$121,272	$375,919	$497,191

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of December 31, 2024:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset Backed Debt Securities	$3,303	$8,061	$11,364	DCF	Discount Rate	3.70% - 17.00%	9.78%
Asset Backed Debt Securities	13,019	31,763	44,782	Transactional Value	Cost
Asset Backed Debt Securities	1,890	4,610	6,500	Broker Quote	N/A
Collateralized Loan Obligations - Residual Tranche	476	1,161	1,637	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	27	67	94	Transactional Value	Cost
Credit Default Swaps	2,616	6,384	9,000	Broker Quote	N/A
Total	$21,331	$52,046	$73,377

4.
DERIVATIVE INSTRUMENTS

The following table presents the fair value of the derivative liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of June 30, 2025:

Derivative Assets, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$10,787	$33,435	$44,222
Interest Rate Risk	Interest Rate Swap	36	113	149
Total		$10,823	$33,548	$44,371

Derivative Liabilities, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	EUR/USD Forward	$988	$3,062	$4,050
Interest Rate Risk	SOFR Futures	1,929	5,981	7,910
Total		$2,917	$9,043	$11,960

(1)
See Note 2 for additional information on the Company’s purposes for entering into different types of derivatives and how they are recorded.
(2)
Approximately $5,471, $17,457 and $22,928 of collateral has been posted as of June 30, 2025 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $0, $0 and $0 of collateral has been received as of June 30, 2025 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

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

The following tables present the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three and six months ended June 30, 2025:

		For the Three Months Ended June 30, 2025
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$11,251	$33,299	$44,550	$-	$-	$-	$53	$161	$214
Currency Risk	EUR/USD Forward	18,432	55,610	74,042	-	-	-	(968)	(2,920)	(3,888)
Interest Rate Risk	Interest Rate Swap	10,102	29,898	40,000	619	1,794	2,413	(542)	(1,562)	(2,104)
Interest Rate Risk	SOFR Futures	335,835	993,915	1,329,750	-	-	-	(803)	(2,459)	(3,262)
	Total net gain/(loss) on derivatives				$619	$1,794	$2,413	$(2,260)	$(6,780)	$(9,040)

		For the Six Months Ended June 30, 2025

		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$8,215	$24,668	$32,883	$-	$-	$-	$60	$185	$245
Currency Risk	EUR/USD Forward	11,984	36,197	48,181	(162)	(516)	(678)	(1,091)	(3,305)	(4,396)
Interest Rate Risk	Interest Rate Swap	27,270	81,897	109,167	665	1,925	2,590	(21)	5	(16)
Interest Rate Risk	SOFR Futures	351,835	1,046,081	1,397,916	(91)	(295)	(386)	(2,228)	(6,723)	(8,951)
	Total net gain/(loss) on derivatives				$412	$1,114	$1,526	$(3,280)	$(9,838)	$(13,118)

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three and six months ended June 30, 2024:

		For the three and six months ended June 30, 2024
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Interest Rate Risk	SOFR Futures	-	$51,250	$51,250	-	-	-	-	(70)	(70)

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of financial and derivative assets and liabilities as of June 30, 2025:

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$10,823	$33,548	$44,371	$-	$-	$-	$-	$-	$-	$10,823	$33,548	$44,371
Total	$10,823	$33,548	$44,371	$-	$-	$-	$-	$-	$-	$10,823	$33,548	$44,371

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Pledged			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$(988)	$(3,062)	$(4,050)	$-	$-	$-	$988	$3,062	$4,050	$-	$-	$-
Total	$(988)	$(3,062)	$(4,050)	$-	$-	$-	$988	$3,062	$4,050	$-	$-	$-

As of June 30, 2025, the gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $0, $0 and $0 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. As of June 30, 2025 the gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $1,929, $5,981 and $7,910 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

The following tables present the offsetting of financial and derivative assets and liabilities as of December 31, 2024:

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	2,765	6,746	9,511	$-	$-	$-	$-	$-	$-	2,765	6,746	9,511
Total	$2,765	$6,746	$9,511	$-	$-	$-	$-	$-	$-	$2,765	$6,746	$9,511

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Pledged			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$(6)	$(16)	$(22)	$-	$-	$-	$6	$16	$22	$-	$-	$-
Total	$(6)	$(16)	$(22)	$-	$-	$-	$6	$16	$22	$-	$-	$-

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

5.
NOTES PAYABLE

The Company's outstanding debt obligations as of June 30, 2025 were as follows:

	Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total

Promissory Notes	$751	$751	$1,502	$751	$751	$1,502	$-	$-	$-	$751	$751	$1,502	$751	$751	$1,502
ACMP Holdings, LLC Facility	23,862	76,138	100,000	15,854	49,145	64,999	8,008	26,993	35,001	15,854	49,145	64,999	15,854	49,145	64,999
REIT Funding Cumulative Preferred Shares	30	95	125	30	95	125	-	-	-	30	95	125	30	95	125
Total	$24,643	$76,984	$101,627	$16,635	$49,991	$66,626	$8,008	$26,993	$35,001	$16,635	$49,991	$66,626	$16,635	$49,991	$66,626

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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

The below table reflects the maturity and fair value of our Promissory Notes as of June 30, 2025.

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

For the three months ended June 30, 2025 the Operating Manager earned gross Management Fees of $160, $411 and $571 from Series I, Series II and the Company, respectively, with no Special Fees offset. For the six months ended June 30, 2025 the Operating Manager earned gross Management Fees of $265, $675 and $940 from Series I, Series II and the Company, respectively, with no Special Fees offset. For both the three and six months ended June 30, 2024, the Operating Manager earned gross Management Fees of $0, $0 and $0 from Series I, Series II and the Company, respectively, with no Special Fees offset.

The Operating Manager or an affiliate may rebate, waive, or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. For both the three and six months ended June 30, 2025 and June 30, 2024, there were no rebates or waivers of the management fees.

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

For the three months ended June 30, 2025, the Operating Manager earned Performance Fees of $265, $718 and $983 from Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager earned Performance Fees of $472, $1,254 and $1,726 from Series I, Series II and the Company, respectively. For both the three and six months ended June 30, 2024, the Operating Manager earned Performance Fees of $-, $-, and $- from Series I, Series II, and the Company, respectively.

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended June 30, 2025, these expenses were $104, $308 and $412, for Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, these expenses were $178, $533 and $711, for Series I, Series II and the Company, respectively. For both the three and six months ended June 30, 2024, these expenses were $0, $150 and $150, for Series I, Series II and the Company, respectively and are included in general and administration expenses in the Consolidated Statements of Operations.

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

For the three months ended June 30, 2025, the Operating Manager agreed to provide Expense Support of $(504), $(1,529) and $(2,033) for expenses incurred by Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager agreed to provide Expense Support of $(876), $(2,665) and $(3,541) for expenses incurred by Series I, Series II and the Company, respectively. For the three months ended June 30, 2024, the Operating Manager agreed to provide Expense Support of $(518), $2,115 and $1,597 for expenses incurred by Series I, Series II and the Company, respectively. For the six months ended June 30, 2024, the Operating Manager agreed to provide Expense Support of $(314) $2,319 and $2,005 for expenses incurred by Series I, Series II and the Company, respectively.

As of June 30, 2025, Series I, Series II and the Company had an outstanding amount payable of $2,665, $8,262 and $10,927, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, Series I, Series II and the Company had an outstanding amount payable of $2,133, $5,205 and $7,338, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities.

The below table breaks out the year in which expense support provided by the Operating Manager to Series I, Series II and the Company, respectively, expires subject to the three year rolling window.

Expires December 31, 2025			Expires December 31, 2026			Expires December 31, 2027			Expires December 31, 2028
Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
$-	$-	$-	$-	$-	$-	$746	$5,333	$6,079	$435	$3,107	$3,542

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

For the three months ended June 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $85, $181 and $266, respectively. For the six months ended June 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $140, $267 and $407, respectively. For both the three and six months ended June 30, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Restricted Stock Grants

The Company's board of directors approved the Apollo Asset Backed Credit Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors. Effective September 3, 2024, the Company granted 5,930 shares with a grant date fair value of $150. Effective December 2, 2024, the Company granted 1,934 shares with a grant date fair value of $50. None of the shares have vested or been forfeited as of June 30, 2025.

Investment Transactions

In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales from or with affiliates of the Operating Manager. For the three months ended June 30, 2025, the Company received $35,966 of sales proceeds and deployed $97,523 in purchase payments with affiliates of the Operating Manager. For the six months ended June 30, 2025, the Company received $35,966 of sales proceeds and deployed $179,649 in purchase payments with affiliates of the Operating Manager.

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

For the three months ended June 30, 2025, $503 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, $1,041 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively. For both the three and six months ended June 30, 2024, $29 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively.

Collateral Management Fees

Certain affiliates of the Operating Manager serve as collateral managers for certain wholly-owned subsidiaries of the Company. Collateral managers perform investment management functions including supervising and directing investments and performing administrative and advisory functions on behalf of the Company. For the three months ended June 30, 2025, the Company paid $424 and €264 in collateral management fees to affiliates of the Operating Manager. For the six months ended June 30, 2025, the Company paid $554 and €264 in collateral management fees to affiliates of the Operating Manager.

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the three and six months ended June 30, 2025, the Company did not incur any expenses related to Lyra.

7.
SHAREHOLDERS’ EQUITY

On September 22, 2023, the Company issued 40 V Shares for both Series I and Series II for aggregate consideration of $1 and $1, respectively, to an affiliate of Apollo.

The following table summarizes shareholder transactions in common shares during the three months ended June 30, 2025:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$341,509	$8,670	$466,965	$11,930	$808,474	$20,600
Shares issued under DRIP	-	-	216	5	216	5
Shares repurchased or exchanged	(3,945)	(100)	-	-	(3,945)	(100)
Net increase (decrease)	$337,564	$8,570	$467,181	$11,935	$804,745	$20,505

BD Shares:
Proceeds from issuance of shares	$-	$-	$122,331	$3,163	$122,331	$3,163
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$122,331	$3,163	$122,331	$3,163

E Shares:
Proceeds from issuance of shares	$96	$2	$6,039	$152	$6,135	$154
Shares issued under DRIP	76	2	2,325	59	2,401	61
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$172	$4	$8,364	$211	$8,536	$215

F-I Shares:
Proceeds from issuance of shares	$843,128	$21,527	$2,487,400	$63,981	$3,330,528	$85,508
Shares issued under DRIP	5,747	146	8,746	224	14,493	370
Shares repurchased or exchanged	(39,714)	(1,012)	-	-	(39,714)	(1,012)
Net increase (decrease)	$809,161	$20,661	$2,496,146	$64,205	$3,305,307	$84,866

F-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

I Shares:
Proceeds from issuance of shares	$-	$-	102,311	$2,642	102,311	$2,642
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	102,311	$2,642	102,311	$2,642

P-I Shares:
Proceeds from issuance of shares	$-	$-	$38,238	$1,000	$38,238	$1,000
Shares issued under DRIP	-	-	74	2	74	2
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$38,312	$1,002	$38,312	$1,002

P-S Shares:
Proceeds from issuance of shares	$165,332	$4,160	$1,064,897	$27,510	$1,230,229	$31,670
Shares issued under DRIP	-	-	22,640	584	22,640	584
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$165,332	$4,160	$1,087,537	$28,094	$1,252,869	$32,254

T-I Shares:
Proceeds from issuance of shares	$602,919	$15,530	$1,364,919	$35,538	$1,967,838	$51,068
Shares issued under DRIP	10,269	264	8,807	228	19,076	492
Shares repurchased or exchanged	(4,460)	(115)	-	-	(4,460)	(115)
Net increase (decrease)	$608,728	$15,679	$1,373,726	$35,766	$1,982,454	$51,445

T-S Shares:
Proceeds from issuance of shares	$624,815	$16,092	$1,450,410	$37,568	$2,075,225	$53,660
Shares issued under DRIP	6,835	176	10,361	268	17,196	444
Shares repurchased or exchanged	(112,189)	(2,893)	-	-	(112,189)	(2,893)
Net increase (decrease)	$519,461	$13,375	$1,460,771	$37,836	$1,980,232	$51,211

V Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

Total net increase (decrease)	$2,440,418	$62,449	$7,156,679	$184,854	$9,597,097	$247,303

The following table summarizes shareholder transactions in common shares during the six months ended June 30, 2025:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$727,761	$18,435	$1,100,971	$28,087	$1,828,732	$46,522
Shares issued under DRIP	-	-	483	12	483	12
Shares repurchased or exchanged	(3,945)	(100)	(19,818)	(499)	(23,763)	(599)
Net increase (decrease)	$723,816	$18,335	$1,081,636	$27,600	$1,805,452	$45,935

BD Shares:
Proceeds from issuance of shares	$-	$-	$122,331	$3,163	$122,331	$3,163
Shares issued under DRIP	-	-	-	$-	-	0
Shares repurchased or exchanged	-	-	-	$-	-	0
Net increase (decrease)	$-	$-	$122,331	$3,163	$122,331	$3,163

E Shares:
Proceeds from issuance of shares	$2,136	$54	$20,271	$510	$22,407	$564
Shares issued under DRIP	100	3	6,989	175	7,089	178
Shares repurchased or exchanged	(1,359)	(35.00)	-	-	(1,359)	(35)
Net increase (decrease)	$877	$22	$27,260	$685	$28,137	$707

F-I Shares:
Proceeds from issuance of shares	$1,211,140	$30,943	$4,390,303	$112,560	$5,601,443	$143,503
Shares issued under DRIP	9,931	252	13,059	333	22,990	585
Shares repurchased or exchanged	(173,364)	(4,396)	-	-	(173,364)	(4,396)
Net increase (decrease)	$1,047,707	$26,799	$4,403,362	$112,893	$5,451,069	$139,692

F-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

I Shares:
Proceeds from issuance of shares	$-	$-	$102,311	$2,642	$102,311	$2,642
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$102,311	$2,642	$102,311	$2,642

P-I Shares:
Proceeds from issuance of shares	$-	$-	$49,032	$1,280	$49,032	$1,280
Shares issued under DRIP	-	-	88	2	88	2
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$49,120	$1,282	$49,120	$1,282

P-S Shares:
Proceeds from issuance of shares	$165,332	$4,160	$2,895,995	$74,482	$3,061,327	$78,642
Shares issued under DRIP	-	-	29,740	765	29,740	765
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$165,332	$4,160	$2,925,735	$75,247	$3,091,067	$79,407

T-I Shares:
Proceeds from issuance of shares	$956,997	$24,666	$2,025,608	$52,603	$2,982,605	$77,269
Shares issued under DRIP	14,454	371	11,230	290	25,684	661
Shares repurchased or exchanged	(12,288)	(316)	(1,943)	(50)	(14,231)	(366)
Net increase (decrease)	$959,163	$24,721	$2,034,895	$52,843	$2,994,058	$77,564

T-S Shares:
Proceeds from issuance of shares	$1,368,788	$35,191	$3,559,737	$91,820	$4,928,525	$127,011
Shares issued under DRIP	9,493	243	11,873	306	21,366	549
Shares repurchased or exchanged	(312,230)	(8,007)	(985)	(25)	(313,215)	(8,032)
Net increase (decrease)	$1,066,051	$27,427	$3,570,625	$92,101	$4,636,676	$119,528

V Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

Total net increase (decrease)	$3,962,946	$101,464	$14,317,275	$368,456	$18,280,221	$469,920

The following table summarizes shareholder transactions in common shares during the six months ended June 30, 2024:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Balance as of December 31, 2023	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	3	110	3	220	6
Balance as of June 30, 2024	$110	$3	$110	$3	$220	$6

E Shares:
Balance as of December 31, 2023	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	-	-	2,000,000	50,000	2,000,000	50,000
Net increase (decrease)	-	-	2,000,000	50,000	2,000,000	50,000
Balance as of June 30, 2024	$-	$-	$2,000,000	$50,000	$2,000,000	$50,000

F-I Shares:
Balance as of December 31, 2023	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	3	110	3	220	6
Balance as of June 30, 2024	$110	$3	$110	$3	$220	$6

F-S Shares:
Balance as of December 31, 2023	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	3	110	3	220	6
Balance as of June 30, 2024	$110	$3	$110	$3	$220	$6

P-I Shares:
Balance as of December 31, 2023	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Net increase (decrease)	110	3	110	3	220	6
Balance as of June 30, 2024	$110	$3	$110	$3	$220	$6

P-S Shares:
Balance as of December 31, 2023	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	110	2	110	2	220	4
Net increase (decrease)	110	2	110	2	220	4
Balance as of June 30, 2024	$110	$2	$110	$2	$220	$4

V Shares:
Balance as of December 31, 2023	$40	$1	$40	$1	$80	$2
Proceeds from issuance of shares	-	-	-	-	-	-
Net increase (decrease)	-	-	-	-	-	-
Balance as of June 30, 2024	$40	$1	$40	$1	$80	$-

Total net increase (decrease)	$550	$14	$2,000,550	$50,014	$2,001,100	$50,028

The Company did not have any shareholder transactions in common shares during the three months ended June 30, 2024.

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

Distributions

The Company will seek to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series I or Series II will pay quarterly distributions consistently and at a specific rate, or at all. For the three months ended June 30, 2025, distributions of $2,814, $9,448 and $12,262, were declared by Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, distributions of $4,012, $13,543 and $17,555, were declared by Series I, Series II and the Company, respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP. Please refer to the shareholder transactions table above for Shares issued under DRIP for the three and six months ended June 30, 2025. There were no distributions declared for both the three and six months ended June 30, 2024.

The following table reflects the aggregate distributions declared for each applicable share type of the Company for the three months ended June 30, 2025:

	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$503	$960	$1,463
BD Shares:	-	18	18
E Shares:	3	1,185	1,188
F-I Shares:	760	2,581	3,341
F-S Shares:	-	-	-
I Shares:	-	13	13
P-I Shares:	-	12	12
P-S Shares:	75	2,260	2,335
T-I Shares:	837	901	1,738
T-S Shares:	636	1,518	2,154
Total Distributions Declared:	$2,814	$9,448	$12,262

The following table reflects the aggregate distributions declared for each applicable share type of the Company for the six months ended June 30, 2025:

	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$765	$1,399	$2,164
BD Shares:	-	18	18
E Shares:	5	2,029	2,034
F-I Shares:	1,055	3,631	4,686
F-S Shares:	-	-	-
I Shares:	-	13	13
P-I Shares:	-	14	14
P-S Shares:	76	3,270	3,346
T-I Shares:	1,193	1,159	2,352
T-S Shares:	918	2,010	2,928
Total Distributions Declared:	$4,012	$13,543	$17,555

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

Please refer to the shareholder transactions table above for Share Repurchases for the three and six months ended June 30, 2025. Share repurchases result in capital outflows from the Company, whereas Share exchanges involve the reinvestment of redemption proceeds from one Series of the Company to another. Both instances are captured in "Shares redeemed or exchanged" line within the Shareholder Transactions table above. There were no Shares redeemed or exchanged for both the three and six months ended June 30, 2024.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

As of June 30, 2025, Series I, Series II and the Company had unfunded commitments on Asset-Backed Finance Assets amounting to $16,625, $51,535 and $68,160, respectively, and €0, €0 and €0, respectively.

As of December 31, 2024, Series I, Series II and the Company had unfunded commitments on Asset-Backed Finance Assets amounting to $5,471, $13,347 and $18,818, respectively, and €2,597, €6,337 and €8,934, respectively.

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

11.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the six months ended June 30, 2025:

For the Six Months Ended June 30, 2025
Series I
(in thousands)

	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares
Per Share Data:
Net asset value at beginning of period	$25.30	$25.41	$25.14	$25.52	$25.03	$25.03	$25.56	$25.52
Distributions declared(1)	(0.61)	(0.71)	(0.63)	(0.86)	(0.77)	(0.77)	(0.72)	(0.61)
Net investment income(2)	0.37	0.34	0.38	0.55	0.41	0.55	0.45	0.34
Net realized and unrealized gain/(loss)(3)	0.40	0.45	0.42	0.43	0.43	0.29	0.40	0.41
Net increase (decrease) in net assets resulting from operations	0.77	0.79	0.80	0.98	0.84	0.84	0.85	0.75
Net asset value at end of period	$25.46	$25.49	$25.31	$25.64	$25.10	$25.10	$25.69	$25.66
Shares outstanding at end of period	2,045,164	110	1,345,764	5,657	110	165,442	1,879,619	1,711,875
Weighted average shares outstanding	1,432,018	110	1,060,522	5,444	110	82,776	1,472,900	1,285,097

Ratio/Supplemental Data:
Net assets at end of period	$52,076	$3	$34,066	$145	$3	$4,153	$48,295	$43,931
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	3.12%	3.08%	2.99%	2.35%	2.79%	2.70%	2.80%	3.67%
Total expenses after expense support and after performance fees	1.85%	1.83%	1.72%	1.10%	1.55%	1.58%	1.55%	2.40%
Total expenses after expense support and before performance fees	1.55%	1.53%	1.52%	1.10%	1.10%	1.20%	1.13%	1.97%
Net investment income(5)(6)	4.23%	4.05%	4.26%	4.85%	4.34%	5.01%	4.52%	3.65%
Total return(7)	3.08%	3.09%	3.21%	3.83%	3.38%	3.38%	3.38%	2.95%

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

For the Six Months Ended June 30, 2025
Series II
(in thousands)

	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares	I Shares	BD Shares
Per Share Data:
Net asset value at beginning of period	$25.32	$25.44	$25.20	$24.99	$25.47	$25.48	$25.53	$25.49	$-	$-
Proceeds from issuance of shares	-	-	-	-	-	-	-	-	25.82	25.86
Distributions declared(1)	(0.64)	(0.77)	(0.71)	(0.94)	(0.39)	(0.78)	(0.61)	(0.61)	(0.13)	(0.15)
Net investment income(2)	0.54	0.52	0.57	0.70	0.69	0.61	0.64	0.53	0.28	0.11
Net realized and unrealized gain/(loss)(3)	0.40	0.41	0.39	0.42	0.34	0.42	0.38	0.39	(0.10)	0.08
Net increase (decrease) in net assets resulting from operations	0.94	0.93	0.96	1.12	1.03	1.03	1.02	0.92	0.18	0.19
Net asset value at end of period	$25.62	$25.60	$25.45	$25.17	$26.11	$25.73	$25.94	$25.80	$25.87	$25.90
Shares outstanding at end of period	6,653,614	110	2,123,856	2,171,565	51,176	4,605,260	2,433,869	3,819,432	102,311	122,331
Weighted average shares outstanding	4,538,408	110	1,697,546	2,164,233	15,677	3,723,712	1,283,929	2,446,644	34,349	122,331

Ratio/Supplemental Data:
Net assets at end of period	$170,488	$3	$54,054	$54,650	$1,336	$118,488	$63,145	$98,536	$2,647	$3,169
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	3.05%	2.97%	2.89%	2.24%	3.10%	2.71%	2.82%	3.61%	3.53%	3.12%
Total expenses after expense support and after performance fees	1.75%	1.73%	1.62%	0.99%	1.46%	1.46%	1.46%	2.31%	1.47%	1.07%
Total expenses after expense support and before performance fees	1.45%	1.42%	1.43%	0.99%	1.04%	1.03%	1.04%	1.89%	1.25%	0.99%
Net investment income(5)(6)	4.96%	4.83%	5.08%	5.55%	5.62%	5.22%	5.36%	4.54%	5.52%	5.88%
Total return(7)	3.73%	3.73%	3.86%	4.48%	4.03%	4.03%	4.04%	3.59%	1.44%	0.75%

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

For the Six Months Ended June 30, 2024
Series I
(in thousands)

	F-I Shares	F-S Shares		A-I Shares	P-I Shares	P-S Shares
Per Share Data:
Net asset value at beginning of period	$-	$-		$-	$-	$-
Proceeds from issuance of shares	25.00	25.00		25.00	25.00	25.00
Distributions declared(1)
Net investment income(2)
Net realized and unrealized gain/(loss)(3)
Net increase (decrease) in net assets resulting from operations
Net asset value at end of period	$25.00	$25.00		$25.00	$25.00	$25.00
Shares outstanding at end of period	110	110		110	110	110
Weighted average shares outstanding	110	110		110	110	110

Ratio/Supplemental Data:
Net assets at end of period	$3	$3		$3	$3	$2
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	-%	-%	-%	-%	-%	-%
Total expenses after expense support and after performance fees	-%	-%	-%	-%	-%	-%
Total expenses after expense support and before performance fees	-%	-%	-%	-%	-%	-%
Net investment income(5)(6)	-%	-%	-%	-%	-%	-%
Total return(7)	-%	-%	-%	-%	-%	-%

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

For the Six Months Ended June 30, 2024
Series II
(in thousands)

	F-I Shares	F-S Shares	A-I Shares	P-I Shares	P-S Shares	E Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	25.00	25.00	25.00	25.00	25.00	25.00
Distributions declared(1)
Net investment income(2)						0.09
Net realized and unrealized gain/(loss)(3)						(0.02)
Net increase (decrease) in net assets resulting from operations						0.07
Net asset value at end of period	$25.00	$25.00	$25.00	$25.00	$25.00	$25.07
Shares outstanding at end of period	110	110	110	110	110	2,000,000
Simple average shares outstanding	110	110	110	110	110	2,000,000

Ratio/Supplemental Data:
Net assets at end of period	$3	$3	$3	$3	$3	$50,146
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	-%	-%	-%	-%	-%	17.60%
Total expenses after expense support and after performance fees	-%	-%	-%	-%	-%	1.66%
Total expenses after expense support and before performance fees	-%	-%	-%	-%	-%	1.66%
Net investment income(5)(6)	-%	-%	-%	-%	-%	2.24%
Total return(7)	-%	-%	-%	-%	-%	0.29%

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

13.
SUBSEQUENT EVENTS

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

July Financial Update

As of July 1, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	39,505	$1,000,000	94,298	$2,400,000
F-I Shares	568,583	14,478,000	1,865,283	47,794,900
P-S Shares	11,553	290,000	647,135	16,650,000
E Shares	98	2,500	695	17,500
T-I Shares	33,860	870,000	145,849	3,783,962
T-S Shares	175,743	4,510,000	239,757	6,185,362
I Shares	-	-	58,467	1,512,450
BD Shares	-	-	3,159,444	81,838,750

* The above table reflects adjustments to the number of Series I P-S Shares and Series II P-S Shares sold and the corresponding aggregate consideration from the amounts reported on the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2025.

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

Basis of Presentation

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Our financial statements are prepared using the accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services-Investment Companies (“ASC Topic 946”).

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Asset-Backed Finance Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Revenues

We generate revenues primarily from the management of our Asset-Backed Finance Assets held through our subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Finance Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset-Backed Finance Assets.

For the three months ended June 30, 2025, Series I, Series II and the Company generated revenues of $3,799, $11,097, and $14,896, respectively, which includes interest income of $2,011, $5,979 and $7,990, respectively, dividend income of $874, $2,607, $3,481, respectively, $803, $2,294 and $3,097 of net change in unrealized appreciation/(depreciation), respectively, and $111, $217, $328 of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets, fixed income and debt assets.

For the six months ended June 30, 2025, Series I, Series II and the Company generated revenues of $6,677, $19,745 and $26,422 respectively, which includes interest income of $3,428, $ 10,371and $13,799, respectively, dividend income of $1,125, $3,364, $4,489, respectively, $2,121, $6,156 and $8,277 of net change in unrealized appreciation/(depreciation), respectively, and $3, $(146), $(143) of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets, fixed income and debt assets.

For the three months ended June 30, 2024, Series I, Series II and the Company generated revenues of $-, $285, and $285, respectively, which includes interest income of $-, $325 and $325, respectively, dividend income of $-, $-, $-, respectively, $-, $(40) and $(40) of net change in unrealized appreciation/(depreciation), respectively, and $-, $-, $- of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets.

For the six months ended June 30, 2024, Series I, Series II and the Company generated revenues of $-, $285 and $285 respectively, which includes interest income of $-, $325 and $325, respectively, dividend income of $-, $-, $-, respectively, $-, $(40) and $(40) of net change in unrealized appreciation/(depreciation), respectively, and $-, $-, $- of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets.

For the three months ended June 30, 2025 Series I revenues increased by $3,799, consisting of an increase of $2,011 of interest income, $874 of dividend income, $803 of net change in unrealized appreciation/(depreciation) and $111 of net realized gains/(losses). Series II revenues increased by $10,812, consisting of an increase of $5,654 of interest income, $2,607 of dividend income, $2,334 of net change in unrealized appreciation/(depreciation) and $217 of net realized gains/(losses). The Company revenues increased by $14,611, consisting of an increase of $7,665 of interest income, $3,481 of dividend income, $3,137 of net change in unrealized appreciation/(depreciation) and $328 of net realized gains/(losses). The net increases were due to the acquisition of asset-backed finance assets, fixed income and debt assets subsequent to June 30, 2024 that are generating revenue.

For the six months ended June 30, 2025 Series I revenues increased by $6,677, consisting of an increase of $3,428 of interest income, $1,125 of dividend income, $2,121 of net change in unrealized appreciation/(depreciation) and $3 of net realized gains/(losses). Series II revenues increased by $19,460, consisting of an increase of $10,046 of interest income, $3,364 of dividend income, $6,196 of net change in unrealized appreciation/(depreciation) and $(146) of net realized gains/(losses). The Company revenues increased by $26,137, consisting of an increase of $13,474 of interest income, $4,489 of dividend income, $8,317 of net change in unrealized appreciation/(depreciation) and $(143) of net realized gains/(losses). The net increases were due to the acquisition of asset-backed finance assets, fixed income and debt assets subsequent to June 30, 2024 that are generating revenue.

Expenses

The below description of expenses applies with respect to each Series and is the same for each Series unless otherwise indicated.

Management Fee

Pursuant to the second amended and restated operating agreement entered into with the Operating Manager on October 25, 2024 (“Operating Agreement”), the Operating Manager is entitled to receive a management fee (“Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, (iii) 1.00% per annum of the month-end NAV attributable to the T-S Shares and T-I Shares commencing November 1, 2025, (iv) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares commencing November 1, 2025, (v) 1.00% per annum of the month-end NAV attributable to the BD Shares commencing November 1, 2025, (vi) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (vii) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees; provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on the Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares. For the three months ended June 30, 2025, the Operating Manager earned Management Fees of $160, $411, and $571 for Series I, Series II, and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager earned Management Fees of $265, $675, and $940 for Series I, Series II, and the Company, respectively. For both the three and six months ended June 30, 2024, the Operating Manager earned Management Fees of $0, $0, and $0 for Series I, Series II, and the Company, respectively.

Management Fees increased by $160, $411 and $571 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2025. Management Fees increased by $265, $675 and $940 for Series I, Series II and the Company, respectively, for the six months ended June 30, 2025. The increase was due to an increase in net asset value subsequent to June 30, 2024, which was primarily driven by capital raises and revenue generated from the Asset backed Finance assets, fixed income and debt assets.

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

For the three months ended June 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $85, $181 and $266, respectively. For the six months ended June 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $140, $267 and $407, respectively. For both the three and six months ended June 30, 2024, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $0, $0 and $0, respectively.

Annual distribution fees and shareholder servicing fees increased by $85, $181 and $266 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2025. Annual distribution fees and shareholder servicing fees increased by $140, $267 and $407 for Series I, Series II and the Company, respectively, for the six months ended June 30, 2025. The increase was due to an increase in capital activity subsequent to June 30, 2024.

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

For both the three and six months ended June 30, 2025 there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

For both the three and six months ended June 30, 2024 there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a Performance Fee equal to (i) 10.0% of the Total Return (as defined below) with respect to S Shares, I Shares, P-S Shares, P-I Shares, T-S Shares, T-I Shares or BD Shares (ii) 7.5% of the Total Return with respect to F-S Shares or F-I Shares, (iii) 5.0% of the Total Return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the Total Return with respect to A-II Shares, in each case, subject to a 5.0% Hurdle Amount and a High Water Mark with respect to such type of Shares, with a Catch-Up (each term as defined below) (the “Performance Fee”). Such fee will be paid annually and accrue monthly. The Performance Fee is not paid on E Shares and V Shares of Series I and Series II (collectively, the “Apollo Shares”), and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares.

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

(i)
all distributions accrued or paid (without duplication) on such Shares plus; and

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

For the three months ended June 30, 2025, the Operating Manager accrued Performance Fees of $265, $718, and $983 for Series I, Series II, and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager accrued Performance Fees of $472, $1,254, and $1,726 for Series I, Series II, and the Company, respectively. For both the three and six months ended June 30, 2024, the Operating Manager accrued Performance Fees of $-, $-, and $- for Series I, Series II, and the Company, respectively.

Performance Fees earned by the Operating Manager increased by $265, $718 and $983 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2025. Performance Fees earned by the Operating Manager increased by $472, $1,254 and $1,726 for Series I, Series II and the Company, respectively, for the six months ended June 30, 2025. The increases were due to an increase in the revenues from the asset-backed finance Assets, fixed income and debt assets.

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

Series I, Series II and the Company incurred organizational expense of $25, $77 and $102, respectively, for each of the three and six months ended June 30, 2025.

Series I, Series II and the Company incurred organizational expense of $(518), $984 and $466, respectively, for the three months ended June 30, 2024.

Series I, Series II and the Company incurred organizational expense of $(314), $1,188 and $874, respectively, for the six months ended June 30, 2024.

Series I, Series II and the Company amortized offering expenses of $40, $120 and $160, respectively, for the three months ended June 30, 2025. Series I, Series II and the Company amortized offering expenses of $80, $240, and $320 respectively, for the six months ended June 30, 2025. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the consolidated financial statements of the Company.

Series I, Series II and the Company amortized offering expenses of $0, $100 and $100, respectively, for each of the three and six months ended June 30, 2024.

Amortized offering expenses increased by $40, $20 and $60 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2025. Amortized offering expenses increased increased by $80, $140 and $220 for Series I, Series II and the Company, respectively, for the six months ended June 30, 2025.

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

Series I, Series II and the Company incurred Operating Expenses of $730, $2,193 and $2,923, respectively, for the three months ended June 30, 2025. For the six months ended June 30, 2025, these expenses were $1,261, $3,759 and $5,020, for Series I, Series II and the Company, respectively. These expenses relate to general and administration expenses and director fees.

Series I, Series II and the Company incurred Operating Expenses of $-, $1,170 and $1,170 respectively, for each of the three and six months ended June 30, 2024. These expenses relate to general and administration expenses and director fees.

Operating expenses increased by $730, $1,023 and $1,753 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2025. Operating expenses increased by $1,261, $2,589 and $3,850 for Series I, Series II and the Company, respectively, for the six months ended June 30, 2025. The increase was due to an increase in the net asset value and transaction activity.

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

For the three months ended June 30, 2025, the Operating Manager elected to provide Expense Support of $(504), $(1,529) and $(2,033) for expenses incurred by Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager agreed to provide Expense Support of $(876) , $(2,665) and $(3,541) for expenses incurred by Series I, Series II and the Company, respectively.

For the three months ended June 30, 2024, the Operating Manager elected to provide Expense Support of $(518), $2,115 and $1,597 for expenses incurred by Series I, Series II and the Company, respectively. For the six months ended June 30, 2024, the Operating Manager agreed to provide Expense Support of $(314) , $2,319 and $2,005 for expenses incurred by Series I, Series II and the Company, respectively.

Expense Support provided by the Operating Manager increased by $14, decreased by $3,644 and decreased by $3,630 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2025. Expense Support provided by the Operating Manager decreased by $562, $4,984 and $5,546 for Series I, Series II and the Company, respectively, for the six months ended June 30, 2025.

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

As of June 30, 2025, Series I, Series II and the Company had derivative assets, at fair value of $10,823, $33,548 and $44,371, respectively, and derivative liabilities, at fair value of $2,917, $ 9,043 and $11,960, respectively, reflected on the Consolidated Statements of Assets and Liabilities. For the three months ended June 30, 2025, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $619, $1,794 and $2,413, respectively, and net change in unrealized gain (loss) on derivatives of $(2,260), $(6,780) and $(9,040), respectively, reflected on the Consolidated Statements of Operations. For the six months ended June 30, 2025, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $412, $1,114 and $1,526, respectively, and net change in unrealized gain (loss) on derivatives of $(3,280), $(9,838) and $(13,118), respectively, reflected on the Consolidated Statements of Operations.

As of December 31, 2024, Series I, Series II and the Company had derivative assets, at fair value of $3,099, $7,562 and $10,661, respectively, and derivative liabilities, at fair value of $38, $93 and $131, respectively, reflected on the Consolidated Statements of Assets and Liabilities. For both the three and six months ended June 30, 2024, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $-, $- and $-, respectively, and net change in unrealized gain (loss) on derivatives of $-, $(70) and $(70), respectively, reflected on the Consolidated Statements of Operations.

Liquidity and Capital Resources

A subsidiary of Apollo has made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and $1,000 in cash, in exchange for 40 Series II V Shares. On May 3, 2024, a subsidiary of Apollo, for $50,000,000 in cash, purchased 2,000,000 E Shares in Series II. For the three months ended June 30, 2025, the Company issued shares for an aggregate consideration of $65,980,571, $183,484,432, and $249,465,003 for Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Company issued shares for an aggregate consideration of $113,448,221, $367,145,966, and $480,594,188 for Series I, Series II, and the Company, respectively. The Company may issue additional Series I and Series II V Shares to Apollo in exchange for one or more capital contributions to facilitate the acquisition of the Company’s initial assets. Apollo currently holds all of the Company’s outstanding Series I and Series II V Shares. The V Shares may be transferred to an Apollo affiliate or Apollo Client. If an Apollo affiliate or Apollo Client become the holder of a majority of the V Shares, that entity would have majority control over the Company, including the right to vote for the appointment of the Company’s directors. While the LLC Agreement permits transfer of the V Shares to a third party, the Company does not currently anticipate that any such transfer would take place. In the event of such a transfer in the future however, if Apollo or its affiliates cease to own a majority of V Shares, any expected benefits derived by the Company and Shareholders from such involvement by Apollo, including access to personnel and other resources, could be lost or otherwise affected.

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

The minimum initial purchase amount is $2,500 for S Shares, I Shares, P-S Shares, P-I Shares, T-S Shares, T-I Shares, BD Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares. The minimum subsequent purchase amount is $500 for each type of Shares, except for additional purchases pursuant to the distribution reinvestment plan (“DRIP”), which are not subject to a minimum purchase amount. The minimum purchase amount for each type of Shares can be modified or waived in the sole discretion of the Company or the Dealer Manager, including for certain financial firms that submit orders on behalf of their customers, our officers and directors and certain employees of Apollo, including its affiliates, and vehicles controlled by such employees and their extended family members. The Company and the Dealer Manager each reserves the right to designate and re-designate the T Share Intermediary, P Share Intermediary, Founder Intermediary or Anchor Intermediary status of financial intermediaries in its sole discretion (as described in further detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

Share Repurchases

For the three months ended June 30, 2025, the Company repurchased the following Shares:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Repurchase of shares	(3,945)	(100)	-	-	(3,945)	(100)

BD Shares:
Repurchase of shares	-	-	-	-	-	-

E Shares:
Repurchase of shares	-	-	-	-	-	-

F-I Shares:
Repurchase of shares	(39,714)	(1,012)	-	-	(39,714)	(1,012)

F-S Shares:
Repurchase of shares	-	-	-	-	-	-

P-I Shares:
Repurchase of shares	-	-	-	-	-	-

P-S Shares:
Repurchase of shares	-	-	-	-	-	-

T-I Shares:
Repurchase of shares	(4,460)	(115)	-	-	(4,460)	(115)

T-S Shares:
Repurchase of shares	(112,189)	(2,893)	-	-	(112,189)	(2,893)

V Shares:
Repurchase of shares	-	-	-	-	-	-

Total Repurchase of Shares	(160,308)	(4,120)	-	-	(160,308)	(4,120)

For the six months ended June 30, 2025, the Company repurchased the following Shares:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Repurchase of shares	(3,945)	(100)	(19,818)	(499)	(23,763)	(599)

BD Shares:
Repurchase of shares	-	-	-	-	-	-

E Shares:
Repurchase of shares	(1,359)	(35)	-	-	(1,359)	(35)

F-I Shares:
Repurchase of shares	(173,364)	(4,396)	-	-	(173,364)	(4,396)

F-S Shares:
Repurchase of shares	-	-	-	-	-	-

P-I Shares:
Repurchase of shares	-	-	-	-	-	-

P-S Shares:
Repurchase of shares	-	-	-	-	-	-

T-I Shares:
Repurchase of shares	(12,288)	(316)	(1,943)	(50)	(14,231)	(366)

T-S Shares:
Repurchase of shares	(312,230)	(8,007)	(985)	(25)	(313,215)	(8,032)

V Shares:
Repurchase of shares	-	-	-	-	-	-

Total Repurchase of Shares	(503,186)	(12,854)	(22,746)	(574)	(525,932)	(13,428)

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

Distributions

For the three months ended June 30, 2025, the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below. Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan:

For the three months ended June 30, 2025
Share Class	Series I	Series II
A-I Shares	$0.3738	$0.4521
A-II Shares	$-	$-
E Shares	$0.4975	$0.5458
F-I Shares	$0.3718	$0.3878
F-S Shares	$0.4317	$0.4749
I Shares	$-	$0.1296
P-I Shares	$0.4574	$0.2425
P-S Shares	$0.4563	$0.4907
S Shares	$-	$-
T-I Shares	$0.4446	$0.3700
T-S Shares	$0.3718	$0.3975
V Shares	$-	$-
BD Shares	$-	$0.1475

Cash Flows

The following table summarizes the changes to the Company's cash flows for the six months ended June 30, 2025 ($ in thousands):

Cash flows from:	For the Six Months Ended June 30, 2025 (in thousands)
Operating activities	(564,705)
Financing activities	527,388
Net increase/(decrease) in cash and cash equivalents	(37,317)

The following table summarizes the changes to the Company's cash flows for the six months ended June 30, 2024 ($ in thousands):

Cash flows from:	For the Six Months Ended June 30, 2024 (in thousands)
Operating activities	(44,942)
Financing activities	51,072
Net increase/(decrease) in cash and cash equivalents	6,130

Cash used in operating activities

Our cash flow used in operating activities was $(564,705) for the six months ended June 30, 2025, which mostly relates to the acquisition of Asset-Backed Finance Assets.

Cash provided by financing activities

Our cash flow provided by financing activities was $527,388 for the six months ended June 30, 2025, which reflects the proceeds from issuance of shares and notes borrowings.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with U.S. GAAP. The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. In addition, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Investments, At Fair Value—ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value. The Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transactions costs that may be incurred upon disposition of investments.

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

Valuation Guidelines

The Company’s Asset-Backed Finance Assets are valued at fair value in a manner consistent with U.S. GAAP, including Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Changes in Market Interest Rates

With respect to our business operations, general decreases in interest rates over time may cause the interest income associated with our Asset-Backed Finance Assets, fixed income and debt assets to decrease. Conversely, general increases in interest rates over time may cause the interest income associated with our Asset-Backed Finance Assets to increase. General increases or decreases in interest rates over time may have an impact on the value of our Asset-Backed Finance Assets.

The Company’s Asset-Backed Finance Assets were comprised of 54% fixed rate investments and 46% floating rate investments, with fair values of $393,510 and $337,022, respectively, as of June 30, 2025. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $3,370 with respect to the floating rate investments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or appropriate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	-	-	-	-
May 1, 2025 to May 31, 2025 (1)(2)	43,659	$25.46	43,659	-
June 1, 2025 to June 30, 2025				-
Total	43,659	$25.46	43,659	$-

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

(2) The Shares listed above were repurchased on May 9, 2025. Repurchases above exclude exchanges of Shares between Series. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director Resignation

On August 13, 2025, Wendy K. Modlin resigned as a director on the Board of the Company, effective September 4, 2025. Ms. Modlin’s resignation was not related to any disagreement with the Company, its Board, or on any matter relating to the operations, policies or practices of the Company or its affiliates.

Director Appointment

On August 13, 2025, the Board appointed Robert A. Kasdin to the Board as a director, effective September 4, 2025. In addition, the Board determined that Mr. Marano is an independent director as defined by the listing standards of the New York Stock Exchange, and appointed Mr. Kasdin to the audit committee of the Board.

From July 2015 to July 2022, Mr. Kasdin served as Senior Vice President and Chief Operating Officer of Johns Hopkins Medicine and from 2018 to July 2022 also as Chief Financial Officer of Johns Hopkins Medicine. Prior to joining Johns Hopkins Medicine, he served as Senior Executive Vice President of Columbia University from September 2002 to June 2015. Prior to joining Columbia University, he served as the Executive Vice President and Chief Financial Officer of the University of Michigan from 1997 to 2002. Before his service at the University of Michigan, he was the Treasurer and Chief Investment Officer for the Metropolitan Museum of Art in New York City from 1993 to 1997, and, from 1988 to 1992, served as Vice President and General Counsel for Princeton University Investment Company. He began his career as a corporate attorney at Davis Polk & Wardwell LLP. Mr. Kasdin has also served as a director of Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI) since April 2014, a director of the Harbor Funds since January 2014, a trustee of Barnard College since July 2023, and as a member of the Council on Foreign Relations. From February 2008 to March 2014, Mr. Kasdin served as a member of the board of directors of Noranda Aluminum Holding Corporation (NYSE: NOR). Mr. Kasdin earned his A.B. from Princeton University and his J.D. from Harvard Law School.

There are no arrangements or understandings between Mr. Kasin, on the one hand, and the Company or any other persons, on the other hand, pursuant to which Mr. Kasdin was selected as a director. There are no related party transactions between the Company and Mr. Kasdin (or any of his immediate family members) requiring disclosure under Item 404(a) of Regulation S-K. Mr. Kasdin does not have any family relationships with any of the Company’s directors or executive officers.

The Company will enter into its standard form of indemnification agreement with Mr. Kasdin.

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

Apollo Asset Backed Credit Company LLC

/s/ Robert Rossitto
Date: August 13, 2025	Robert Rossitto
Chief Financial Officer
(principal financial officer)