Form 10-Q
period 2025-09-30
Apollo Asset Backed Credit Co LLC
filed 2025-11-14
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had, with respect to Series I limited liability company interests, 1,526,935 A-I Shares, 4,550,817 F-I Shares, 4,065 F-S Shares, 110 P-I Shares, 182,169 P-S Shares, 3,016,370 T-I Shares, 2,388,129 T-S Shares, 110 I Shares, 110 S Shares, 40 V Shares and 5,947 E shares outstanding, and with respect to Series II limited liability company interests, 2,657,564 A-I Shares, 13,442,174 F-I Shares, 2,704 F-S Shares, 52,485 P-I Shares, 6,441,234 P-S Shares, 3,195,019 T-I Shares, 5,016,251 T-S Shares, 2,794,674 I Shares, 5,706,555 BD Shares, 110 S Shares, 40 V Shares and 2,190,490 E Shares outstanding.

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

ii

Part I. Financial Information

Item 1. Financial Statements

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of Sep 30, 2025 (Unaudited)			As of Dec 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value	$228,579	$820,749	$1,049,328	$62,055	$151,402	$213,457
(cost at September 30, 2025 of $222,479; $800,958; $1,023,437, respectively and at December 31, 2024 of $62,730; $152,686; $215,416, respectively)
Derivative assets, at fair value	9,980	35,835	45,815	3,099	7,562	10,661
(cost at September 30, 2025 of $9,851; $34,175; $44,026, respectively and at December 31, 2024 of $2,553; $6,448; $9,001, respectively)
Cash and cash equivalents	18,668	61,143	79,811	16,817	41,770	58,587
Due from Operating Manager	2,375	8,529	10,904	1,767	4,312	6,079
Interest receivable	1,683	9,423	11,106	406	948	1,354
Deferred offering expenses	502	1,804	2,306	810	1,976	2,786
Capital subscriptions receivable	-	198	198	540	-	540
Dividends receivable	1,971	7,078	9,049	-	-	-
Receivable for investments sold	2,503	8,986	11,489	5	11	16
Prepaid expenses and other assets	3,523	12,384	15,907	1,026	2,364	3,390
Total assets	$269,784	$966,129	$1,235,913	$86,525	$210,345	$296,870

Liabilities
Derivative liabilities, at fair value	$1,430	$5,135	$6,565	$38	$93	$131
(cost at September 30, 2025 of $0; $0; $0, respectively and at December 31, 2024 of $6; $20; $26, respectively)
Notes payable	778	848	1,626	751	751	1,502
Payable for investments purchased	1,052	3,778	4,830	1,409	3,436	4,845
Due to Operating Manager	3,016	10,828	13,844	2,133	5,205	7,338
Distributions payable	1,062	5,327	6,389	741	3,290	4,031
Interest payable	644	5,580	6,224	5	5	10
Performance fees payable	894	2,788	3,682	12	-	12
Management fees payable	252	690	942	-	-	-
Capital subscriptions received in advance	-	-	-	-	450	450
Other accrued expenses and liabilities	2,160	2,705	4,865	427	903	1,330
Total liabilities	$11,288	$37,679	$48,967	$5,516	$14,133	$19,649
Commitments and contingencies (Note 8)
Total net assets	$258,496	$928,450	$1,186,946	$81,009	$196,212	$277,221

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of Sep 30, 2025 (Unaudited)			As of Dec 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share

A-I Shares:
Net assets	$37,901	$61,811	$99,712	$15,638	$26,260	$41,898
Shares outstanding	1,489,598	2,419,022	3,908,620	621,948	1,042,219	1,664,167
Net asset value per share	$25.44	$25.55	$25.51	$25.14	$25.20	$25.18

A-II Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

BD Shares:
Net assets	$-	$130,839	$130,839	$-	$-	$-
Shares outstanding	-	5,030,925	5,030,925	-	-	-
Net asset value per share	$-	$26.01	$26.01	$-	$-	$-

E Shares:
Net assets	$153	$55,128	$55,281	$122	$53,584	$53,706
Shares outstanding	5,919	2,181,475	2,187,394	4,780	2,144,306	2,149,086
Net asset value per share	$25.79	$25.27	$25.27	$25.52	$24.99	$24.99

F-I Shares:
Net assets	$93,759	$308,383	$402,142	$25,232	$56,982	$82,214
Shares outstanding	3,663,967	11,988,974	15,652,941	997,457	2,250,251	3,247,708
Net asset value per share	$25.59	$25.72	$25.69	$25.30	$25.32	$25.31

F-S Shares:
Net assets	$104	$69	$173	$3	$3	$6
Shares outstanding	4,050	2,690	6,740	110	110	220
Net asset value per share	$25.61	$25.70	$25.65	$25.41	$25.44	$25.42

I Shares:
Net assets	$-	$19,216	$19,216	$-	$-	$-
Shares outstanding	-	740,063	740,063	-	-	-
Net asset value per share	$-	$25.97	$25.97	$-	$-	$-

P-I Shares:
Net assets	$3	$1,373	$1,376	$3	$52	$55
Shares outstanding	110	52,401	52,511	110	2,056	2,166
Net asset value per share	$25.22	$26.21	$26.20	$25.03	$25.47	$25.45

P-S Shares:
Net assets	$4,575	$151,595	$156,170	$3	$42,802	$42,805
Shares outstanding	181,394	5,869,444	6,050,838	110	1,679,525	1,679,635
Net asset value per share	$25.22	$25.83	$25.81	$25.03	$25.48	$25.48

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of Sep 30, 2025 (Unaudited)			As of Dec 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share

S Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

T-I Shares:
Net assets	$63,864	$75,915	$139,779	$23,526	$10,186	$33,712
Shares outstanding	2,473,514	2,914,860	5,388,374	920,456	398,973	1,319,429
Net asset value per share	$25.82	$26.04	$25.94	$25.56	$25.53	$25.55

T-S Shares:
Net assets	$58,136	$124,120	$182,256	$16,481	$6,342	$22,823
Shares outstanding	2,255,194	4,794,292	7,049,486	645,824	248,807	894,631
Net asset value per share	$25.78	$25.89	$25.85	$25.52	$25.49	$25.51

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.70	$25.60	$25.65	$25.70	$25.60	$25.65

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands)

	For the Three Months ended Sep 30, 2025			For the Nine Months ended Sep 30, 2025			For the Three Months ended Sep 30, 2024			For the Nine Months ended Sep 30, 2024
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Investment Income
Interest income	$2,517	$8,990	$11,507	$5,945	$19,361	$25,306	$234	$1,186	$1,420	$234	$1,511	$1,745
Dividend income	1,002	3,560	4,562	2,127	6,924	9,051	-	-	-	-	-	-
Total investment income	$3,519	$12,550	$16,069	$8,072	$26,285	$34,357	$234	$1,186	$1,420	$234	$1,511	$1,745

Expenses
General and administration expenses	$642	$2,282	$2,924	$1,831	$5,826	$7,657	$189	$1,135	$1,324	$189	$2,224	$2,413
Performance fees	431	1,534	1,965	903	2,788	3,691	10	18	28	10	18	28
Management fees	252	690	942	517	1,365	1,882	23	35	58	23	35	58
Deferred offering expenses amortization	35	125	160	115	365	480	23	134	157	23	234	257
Shareholder servicing fees	114	246	360	254	513	767	-	-	-	-	-	-
Director fees	35	126	161	107	341	448	9	56	65	9	137	146
Organizational expenses	-	-	-	25	77	102	3	22	25	(311)	1,210	899
Interest and other debt expenses	99	252	351	380	937	1,317	27	27	54	27	27	54
Total expenses	$1,608	$5,255	$6,863	$4,132	$12,212	$16,344	$284	$1,427	$1,711	$(30)	$3,885	$3,855
Less: Expense support from Operating Manager	(282)	(1,001)	(1,283)	(1,158)	(3,666)	(4,824)	(205)	(1,238)	(1,443)	109	(3,557)	(3,448)
Net expenses	$1,326	$4,254	$5,580	$2,974	$8,546	$11,520	$79	$189	$268	$79	$328	$407
Net investment income before taxes	$2,193	$8,296	$10,489	$5,098	$17,739	$22,837	$155	$997	$1,152	$155	$1,183	$1,338
Provision for (benefit from) income taxes	846	338	1,184	1,663	399	2,062	20	66	86	20	66	86
Net investment income	$1,347	$7,958	$9,305	$3,435	$17,340	$20,775	$135	$931	$1,066	$135	$1,117	$1,252

Net realized and net change in unrealized gains (losses) on investments and derivatives:
Net realized gain (loss) on investments	$628	$2,248	$2,876	$740	$2,595	$3,335	$29	$155	$184	$29	$155	$184
Net realized gain (loss) on derivatives	(367)	(1,309)	(1,676)	45	(195)	(150)	-	-	-	-	-	-
Net realized gain (loss) on foreign currency transactions	(424)	(1,818)	(2,242)	(945)	(3,425)	(4,370)	(2)	(10)	(12)	(2)	(10)	(12)
Net change in unrealized gain (loss) on investments	1,451	5,061	6,512	6,775	21,075	27,850	53	364	417	53	394	447
Net change in unrealized gain (loss) on derivatives	1,477	5,362	6,839	(1,803)	(4,476)	(6,279)	(58)	(350)	(408)	(58)	(420)	(478)
Net unrealized gain (loss) on foreign currency translations	(83)	14	(69)	(6)	(6)	(12)	-	(1)	(1)	-	(1)	(1)
Net realized and net change in unrealized gains (losses) on investments and derivatives	$2,682	$9,558	$12,240	$4,806	$15,568	$20,374	$22	$158	$180	$22	$118	$140
Net increase (decrease) in net assets resulting from operations	$4,029	$17,516	$21,545	$8,241	$32,908	$41,149	$157	$1,089	$1,246	$157	$1,235	$1,392

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited) (in thousands)

	For the Three Months ended Sep 30, 2025			For the Nine Months ended Sep 30, 2025			For the Three Months ended Sep 30, 2024			For the Nine Months ended Sep 30, 2024
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$1,347	$7,958	$9,305	$3,435	$17,340	$20,775	$135	$931	$1,066	$135	$1,117	$1,252
Net realized gain (loss) on investments	628	2,248	2,876	740	2,595	3,335	29	155	184	29	155	184
Net realized gain (loss) on derivatives	(367)	(1,309)	(1,676)	45	(195)	(150)	-	-	-	-	-	-
Net realized gain (loss) on foreign currency transactions	(424)	(1,818)	(2,242)	(945)	(3,425)	(4,370)	(2)	(10)	(12)	(2)	(10)	(12)
Net change in unrealized gain (loss) on investments	1,451	5,061	6,512	6,775	21,075	27,850	53	364	417	53	394	447
Net change in unrealized gain (loss) on derivatives	1,477	5,362	6,839	(1,803)	(4,476)	(6,279)	(58)	(350)	(408)	(58)	(420)	(478)
Net unrealized gain (loss) on foreign currency translations	(83)	14	(69)	(6)	(6)	(12)	-	(1)	(1)	-	(1)	(1)
Net increase (decrease) in net assets resulting from operations	$4,029	$17,516	$21,545	$8,241	$32,908	$41,149	$157	$1,089	$1,246	$157	$1,235	$1,392

Capital Transactions
Proceeds from issuance of shares	$77,570	$358,854	$436,424	$191,888	$727,884	$919,772	$14,586	$26,156	$40,742	$14,600	$76,170	$90,770
Repurchase of shares	(3,006)	(636)	(3,642)	(15,860)	(1,210)	(17,070)	-	-	-	-	-	-
Distributions declared	(2,770)	(13,801)	(16,571)	(6,782)	(27,344)	(34,126)	-	-	-	-	-	-
Net increase (decrease) in net assets from capital transactions	$71,794	$344,417	$416,211	$169,246	$699,330	$868,576	$14,586	$26,156	$40,742	$14,600	$76,170	$90,770
Net increase (decrease) in net assets during the period	$75,823	$361,933	$437,756	$177,487	$732,238	$909,725	$14,743	$27,245	$41,988	$14,757	$77,405	$92,162
Net assets at beginning of period	182,673	566,517	749,190	81,009	196,212	277,221	15	50,161	50,176	1	1	2
Net assets at end of period	$258,496	$928,450	$1,186,946	$258,496	$928,450	$1,186,946	$14,758	$77,406	$92,164	$14,758	$77,406	$92,164

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months ended Sep 30, 2025			For the Nine Months ended Sep 30, 2024
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$8,241	$32,908	$41,149	$157	$1,235	$1,392
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(740)	(2,595)	(3,335)	(29)	(155)	(184)
Net change in unrealized (gain) loss on investments	(6,775)	(21,075)	(27,850)	(53)	(394)	(447)
Net realized (gain) loss on derivatives	(45)	195	150	-	-	-
Net change in unrealized (gain) loss on derivatives	1,803	4,476	6,279	58	420	478
Payments to purchase investments	(313,510)	(1,596,062)	(1,909,572)	(14,072)	(73,506)	(87,578)
Proceeds from sale of investments	154,501	950,385	1,104,886	1,826	9,555	11,381
Payments to purchase derivatives	(7,291)	(27,707)	(34,998)	(944)	(5,056)	(6,000)
Proceeds from sale of derivatives	44	(195)	(151)	-	-	-
Changes in operating assets and liabilities:
(Increase)/decrease in receivable for investments sold	(2,498)	(8,975)	(11,473)	-	-	-
(Increase)/decrease in due from Operating Manager	(608)	(4,217)	(4,825)	(340)	(3,107)	(3,447)
(Increase)/decrease in interest receivable	(1,277)	(8,475)	(9,752)	(90)	(470)	(560)
(Increase)/decrease in dividends receivable	(1,971)	(7,078)	(9,049)	-	-	-
(Increase)/decrease in deferred offering expenses	308	172	480	211	(1,755)	(1,544)
(Increase)/decrease in capital subscriptions receivable	540	(198)	342	-	-	-
(Increase)/decrease in prepaid expenses and other assets	(2,497)	(10,020)	(12,517)	(215)	(742)	(957)
Increase/(decrease) in distributions payable	321	2,037	2,358	-	-	-
Increase/(decrease) in due to Operating Manager	883	5,623	6,506	839	4,388	5,227
Increase/(decrease) in payable for investments purchased	(357)	342	(15)	551	2,884	3,435
Increase/(decrease) in performance fees payable	882	2,788	3,670	10	18	28
Increase/(decrease) in management fees payable	252	690	942	23	35	58
Increase/(decrease) in interest payable	639	5,575	6,214	17	17	34
Increase/(decrease) in capital subscriptions received in advance	-	(450)	(450)	-	-	-
Increase/(decrease) in organizational expenses payable	-	-	-	(304)	(260)	(564)
Increase/(decrease) in offering expenses payable	-	-	-	(567)	(110)	(677)
Increase/(decrease) in repurchases payable	-	-	-	-	-	-
Increase/(decrease) in other accrued expenses and liabilities	1,733	1,802	3,535	190	946	1,136

Net cash provided by (used in) operating activities	$(167,422)	$(680,054)	$(847,476)	$(12,732)	$(66,057)	$(78,789)

Financing activities
Notes Borrowings	$27	$97	$124	$536	$536	$1,072
Proceeds from issuance of shares	191,888	727,884	919,772	14,600	76,170	90,770
Repurchases of shares	(15,860)	(1,210)	(17,070)	-	-	-
Distributions declared	(6,782)	(27,344)	(34,126)	-	-	-
Net cash provided by (used in) financing activities	$169,273	$699,427	$868,700	$15,136	$76,706	$91,842

Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	$1,851	$19,373	$21,224	$2,404	$10,649	$13,053
Cash and cash equivalents at beginning of period	16,817	41,770	58,587	1	1	2
Cash and cash equivalents at end of period	$18,668	$61,143	$79,811	$2,405	$10,650	$13,055

Supplemental disclosure of cash flow information:
Income taxes paid	$824	$-	$824	$-	$-	$-
Cash paid for interest	$256	$682	$938	$-	$-	$-

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

September 30, 2025

(in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value
Asset Backed Debt Securities
Australia
Structured Finance		$1,735	0.67%		$6,228	0.67%		$7,963	0.67%
Total Australia		1,735	0.67		6,228	0.67		7,963	0.67
Bermuda
Structured Finance		153	0.06		551	0.06		704	0.06
Total Bermuda		153	0.06		551	0.06		704	0.06
Canada
Structured Finance		1,190	0.46		4,273	0.46		5,463	0.46
Total Canada		1,190	0.46		4,273	0.46		5,463	0.46
Cayman Islands
Structured Finance		13,518	5.23		48,538	5.23		62,056	5.23
Total Cayman Islands		13,518	5.23		48,538	5.23		62,056	5.23
Germany
Structured Finance		1,339	0.52		4,807	0.52		6,146	0.52
Total Germany		1,339	0.52		4,807	0.52		6,146	0.52
Ireland
Structured Finance		6,676	2.58		23,971	2.58		30,647	2.57
Total Ireland		6,676	2.58		23,971	2.58		30,647	2.57
Jersey
Structured Finance		657	0.25		2,359	0.25		3,016	0.25
Total Jersey		657	0.25		2,359	0.25		3,016	0.25
Netherlands
Structured Finance		257	0.10		922	0.10		1,179	0.10
Total Netherlands		257	0.10		922	0.10		1,179	0.10
United States
Structured Finance		60,188	23.29		216,114	23.28		276,302	23.29
Banking, Finance, Insurance & Real Estate		3,431	1.33		12,321	1.33		15,752	1.33
Real Estate		7,742	3.00		27,797	2.99		35,539	2.99
Total United States		71,361	27.62		256,232	27.60		327,593	27.61
Total Asset Backed Debt Securities		$96,886	37.49%		$347,881	37.47%		$444,767	37.47%
Bank Loans
Cayman Islands
Banking, Finance, Insurance & Real Estate		$1,830	0.71%		$6,570	0.71%		$8,400	0.71%
Total Cayman Islands		1,830	0.71		6,570	0.71		8,400	0.71
Japan
Banking, Finance, Insurance & Real Estate		2,998	1.16		10,764	1.16		13,762	1.16
Total Japan		2,998	1.16		10,764	1.16		13,762	1.16
Luxembourg
Banking, Finance, Insurance & Real Estate
Bridgepoint Europe VI Finance S.a.r.l. - 3.5% - 6/25/2030	3,000	3,530	1.37	10,772	12,674	1.36	13,772	16,204	1.37
Bridgepoint Europe VI Finance S.a.r.l. - 3.5% - 6/25/2028	13,438	15,776	6.1	48,250	56,648	6.10	61,688	72,424	6.10
Other		9,136	3.53		32,803	3.53		41,939	3.53
Total Luxembourg		$28,442	11.00%		$102,125	10.99%		$130,567	11.00%

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value (continued)
United States
Banking, Finance, Insurance & Real Estate		$5,639	2.18%		$20,248	2.18%		$25,887	2.18%
Utilities: Water		2,165	0.84		7,775	0.84		9,940	0.84
Total United States		7,804	3.02		28,023	3.02		35,827	3.02
Total Bank Loans		$41,074	15.89%		$147,482	15.88%		$188,556	15.89%

Collateralized Loan Obligations - Residual Tranche
Cayman Islands
Structured Finance		$754	0.29%		$2,706	0.29%		$3,460	0.29%
Total Cayman Islands		754	0.29		2,706	0.29		3,460	0.29
Jersey
Structured Finance		474	0.18		1,701	0.18		2,175	0.18
Total Jersey		474	0.18		1,701	0.18		2,175	0.18
United States
Structured Finance		263	0.1		946	0.10		1,209	0.10
Total United States		263	0.10		946	0.10		1,209	0.10
Total Collateralized Loan Obligations - Residual Tranche		$1,491	0.57%		$5,353	0.57%		$6,844	0.57%

Collateralized Loan Obligations - Warehouses
Cayman Islands
Structured Finance		$4,101	1.59%		$14,726	1.59%		$18,827	1.59%
Total Cayman Islands		4,101	1.59		14,726	1.59		18,827	1.59
Ireland
Banking, Finance, Insurance & Real Estate		761	0.29		2,732	0.29		3,493	0.29
Structured Finance		10,229	3.96		36,733	3.96		46,962	3.96
Total Ireland		10,990	4.25		39,465	4.25		50,455	4.25
United States
Structured Finance
ABC Holdings 5 Hollywood, LLC	16,229	16,229	6.28	58,271	58,271	6.28	74,500	74,500	6.28
ABC Holdings 7 Wolfman, LLC	16,158	16,158	6.25	58,018	58,018	6.25	74,176	74,176	6.25
Total United States		32,387	12.53		116,289	12.53		148,676	12.53
Total Collateralized Loan Obligations - Warehouses		$47,478	18.37%		$170,480	18.37%		$217,958	18.37%

Special Purpose Vehicles
Luxembourg
Real Estate		$4,494	1.74%		$16,138	1.74%		$20,632	1.74%
Total Luxembourg		4,494	1.74		16,138	1.74		20,632	1.74
United States
Real Estate		11,995	4.64		43,071	4.64		55,066	4.64
Structured Finance
Mortgage Aggregator Series Trust Administrator, L.P. - Series E (2)	23,350	25,158	9.73	83,843	90,333	9.73	107,193	115,491	9.73
Total United States		37,153	14.37		133,404	14.37		170,557	14.37
Total Special Purpose Vehicles		$41,647	16.11%		$149,542	16.11%		$191,189	16.11%
Warrants
United States
Banking, Finance, Insurance & Real Estate		$3	-%		$11	-%		$14	-%
Total United States		3	-		11	-		14	-
Total Warrants		3	-		11	-		14	-
Total Investments, at fair value (cost of $222,479; $800,958; $1,023,437, respectively)		$228,579	88.43%		$820,749	88.40%		$1,049,328	88.41%

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

September 30, 2025

(in thousands)

Derivative Assets, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
CDS (Multiple), Notional amount of $9,705; $34,845; $44,550, respectively	Credit Default Swaps	8/19/2029 - 10/10/2030	$9,730	3.77%	$34,935	3.77%	$44,665	3.77%
USD Currency, Notional amount of $52,280; $187,720; $240,000, respectively	Interest Rate Swaps	03/07/2027 - 8/4/2027	242	0.10	870	0.10	1,112	0.10
Futures	SOFR Futures		8	-	30	-	38	-
Total Derivative Assets, at fair value (cost of $9,851; $34,175; $44,026, respectively)			$9,980	3.87%	$35,835	3.87%	$45,815	3.87%

Derivative Liabilities, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
Forward Currency Contracts	EUR/USD Forward		$(92)	(0.04)%	$(331)	(0.04)%	$(423)	(0.04)%
USD Currency, Notional amount of $16,338; $58,662; $75,000, respectively	Interest Rate Swaps	9/3/2027	(1)	-	(5.00)	-	(6.00)	-
Futures	SOFR Futures		(1,337)	(0.52)	(4,799)	(0.52)	(6,136)	(0.52)
Total Derivative Liabilities, at fair value			$(1,430)	(0.56)%	$(5,135)	(0.56)%	$(6,565)	(0.56)%

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

The Company is sponsored by Apollo and benefits from Apollo’s asset-backed finance sourcing and management platform pursuant to the amended and restated operating agreement the Company entered into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Asset-Backed Finance Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company commenced operations on May 3, 2024. As such, there is limited comparability to the nine months ended September 30, 2024.

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

Unconsolidated Significant Subsidiaries — As of September 30, 2025, the Company has an investment in Mortgage Aggregator Series Trust Administrator, L.P. (“MAST”), which is considered an investment company under ASC 946. The objective of the Company’s investment in MAST is to gain exposure to residential mortgage loans through participation in MAST’s designated Series E. Series I, Series II and the Company records the fair value of its investment in MAST using NAV as a practical expedient and is required under Regulation S-X to perform significance tests which may trigger additional reporting requirements. As of September 30, 2025, ABC did not trigger the additional reporting requirements with its investment in MAST.

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

Cash and Cash Equivalents — As of September 30, 2025 and December 31, 2024, cash and cash equivalents were comprised of cash on hand and money market funds sponsored by a U.S. financial institution. As of September 30, 2025, Series I, Series II and the Company held $882, $3,168 and $4,050, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund. As of December 31, 2024, Series I, Series II and the Company held $14,594, $37,189 and $51,783, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund.

Organizational and Offering Expenses — Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II and the Company incurred organizational expenses of $-, $- and $-, respectively, for the three months ended September 30, 2025. Series I, Series II and the Company incurred organizational expenses of $25, $77 and $102, respectively, for the nine months ended September 30, 2025. Series I, Series II and the Company incurred organizational expenses of $3, $22 and $25, respectively, for the three months ended September 30, 2024. Series I, Series II and the Company incurred organizational expenses of $(311), $1,210 and $899, respectively, for the nine months ended September 30, 2024.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until operations begin and then are amortized. Series I, Series II and the Company incurred deferred offering expenses of $35, $125 and $160, respectively, for the three months ended September 30, 2025. Series I, Series II and the Company incurred deferred offering expenses of $115, $365 and $480, respectively, for the nine months ended September 30, 2025. Series I, Series II, and the Company incurred deferred offering expenses of $23, $134 and $157, respectively, for the three months ended September 30, 2024. Series I, Series II, and the Company incurred deferred offering expenses of $23, $234 and $257, respectively, for the nine months ended September 30, 2024.

The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 6.

Investment Income — The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Finance Assets, unless, in the case of dividend income, the Company determines that the Asset-Backed Finance Assets do not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind ("PIK") interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Asset-Backed Finance Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For both the three and nine months ended September 30, 2025 and September 30, 2024, investment income was comprised of interest income from Asset-Backed Finance Assets and cash and cash equivalents.

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

The Company uses SOFR futures to hedge some or all of the Company’s fixed rate debt. Depending on the nature of the balance, the fair value of a given SOFR futures contract is either included within derivative assets, at fair value or derivative liabilities, at fair value on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the SOFR futures is offset by a change in the fair value of the fixed rate debt. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the futures contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $1,897, $6,812 and $8,709, respectively, against SOFR futures contracts. As of December 31, 2024, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $258, $628 and $886, respectively, against SOFR futures contracts.

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the fair value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $686, $2,464 and $3,150, respectively, against foreign currency forward contracts. As of December 31, 2024, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $224, $546 and $770, respectively, against foreign currency forward contracts. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company uses credit default swap ("CDS") contracts whereby the buyer of the credit default swaps contract agrees to pay a specified fixed charge to the seller of the CDS contract in return for the right to put the debt of the debtor named in the CDS contract to the seller of the CDS contract at par value of the referred debt instrument in the event of a "credit event" as defined by the CDS contract which may include, but is not limited to, bankruptcy of the debtor or when the debtor defaults in payment. The buyer's obligation under the CDS contract is fixed at the date the contract is entered into. The seller's potential liability under the CDS contract is open-ended and can be equal to the entire notional amount of the contract. Depending on the nature of the balance, the fair value of credit default swap contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the credit default swap contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $638, $2,291 and $2,929, respectively, against CDS contracts. As of December 31, 2024, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $169, $412 and $581, respectively, against CDS contracts. The Company does not utilize hedge accounting with respect to CDS contracts and as such, the Company recognizes its CDS contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Consolidated Statements of Assets and Liabilities and changes in fair value are reflected in the accompanying Consolidated Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2025, Series I, Series II and the Company posted collateral to counterparties in amounts of $107, $382 and $489, respectively, against swap contracts. As of December 31, 2024, Series I, Series II and the Company posted collateral to counterparties in amounts of $142, $348 and $490, respectively against swap contracts. The Company recognizes its swap contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Asset-Backed Finance Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three and nine months ended September 30, 2025 and September 30, 2024. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

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

3.
FAIR VALUE MEASUREMENT AND DISCLOSURES

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of September 30, 2025:

	Series I			Series II			Total
Description	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Investments, at fair value
Asset Backed Debt Securities	$-	$27,930	$68,956	$-	$100,286	$247,595	$-	$128,216	$316,551
Bank Loans	-	-	41,074	-	-	147,482	-	-	188,556
Collateralized Loan Obligations - Residual Tranche	-		1,491	-		5,353	-		6,844
Collateralized Loan Obligations - Warehouses	-	-	47,478	-	-	170,480	-	-	217,958
Warrants	-	-	3	-	-	11	-	-	14
Total Investments, at fair value(1)	$-	$27,930	$159,002	$-	$100,286	$570,921	$-	$128,216	$729,923

Derivative Assets, at fair value
Credit Default Swaps	$-	$2	$9,728	$-	$8	$34,927	$-	$10	$44,655
Interest Rate Swaps	-	242	-	-	870	-	-	1,112	-
Futures Contracts	8	-	-	30	-	-	38	-	-
Total Derivative Assets, at fair value	$8	$244	$9,728	$30	$878	$34,927	$38	$1,122	$44,655

Derivative Liabilities, at fair value
Credit Default Swaps	$-	$-	$-	$-	$-	$-	$-	$-	$-
Interest Rate Swaps	-	1	-	-	5	-	-	6	-
Forward Currency Contracts	-	92	-	-	331	-	-	423	-
Futures Contracts	1,337	-	-	4,799	-	-	6,136	-	-
Total Derivative Liabilities, at fair value	$1,337	$93	$-	$4,799	$336	$-	$6,136	$429	$-
Total	$(1,329)	$28,081	$168,730	$(4,769)	$100,828	$605,848	$(6,098)	$128,909	$774,578

(1)
Investments at fair value at Series I, Series II and the Company totaling $41,648, $149,543 and $191,191, respectively, were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $882, $3,168 and $4,050, respectively, which are considered Level I assets.

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

Transfers of investments between levels, if any, shall be recorded at the end of the period. There were no transfers out of the Company’s investments that are classified as Level III investments for the three months ended September 30, 2025. There were transfers in for $34,264, $106,214 and $140,478 of the Company’s investments that are classified as Level III investments for the three months ended September 30, 2025. There were transfers in for $34,264, $106,214 and $140,478 and transfer out for $(27), $(67) and $(94) of the Company’s investments that are classified as Level III investments for the nine months ended September 30, 2025. The following tables show changes in the fair value of our Level III investment during the three and nine months ended September 30, 2025:

Description	Series I	Series II	Total
Balance as of June 30, 2025	$87,006	$269,699	$356,705
Purchases	59,072	281,702	340,774
Sales	(10,426)	(55,820)	(66,246)
Net realized gain (loss)	51	4,397	4,448
Net change in unrealized gain (loss)	(1,237)	(344)	(1,581)
Transfers into Level III	34,264	106,214	140,478
Transfers out of Level III	-	-	-
Balance as of September 30, 2025	$168,730	$605,848	$774,578

Description	Series I	Series II	Total
Balance as of December 31, 2024	$21,331	$52,046	$73,377
Purchases	151,928	577,173	729,101
Sales	(36,457)	(137,012)	(173,469)
Net realized gain (loss)	50	4,399	4,449
Net change in unrealized gain (loss)	(2,359)	3,095	736
Transfers into Level III	34,264	106,214	140,478
Transfers out of Level III	(27)	(67)	(94)
Balance as of September 30, 2025	$168,730	$605,848	$774,578

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the three months ended September 30, 2025 attributable to Level III investments still held at September 30, 2025 for Series I, Series II and the Company were $(1,237), $(344) and $(1,581), respectively.

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the nine months ended September 30, 2025 attributable to Level III investments still held at September 30, 2025 for Series I, Series II, and the Company were $(2,359), $3,095 and $736, respectively.

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of September 30, 2025:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset Backed Debt Securities	$30,700	$110,231	$140,931	DCF	Discount Rate	4.75% - 17%	8.04%
Asset Backed Debt Securities	16,252	58,356	74,608	Transactional Value	Cost
Asset Backed Debt Securities	21,746	78,083	99,829	Broker Quote	N/A
Asset Backed Debt Securities	258	925	1,183	Recoverability	Estimated Proceeds
Bank Loans	35,859	128,757	164,616	DCF	Discount Rate	5.64% - 8.03%	6.50%
Bank Loans	5,215	18,725	23,940	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	652	2,342	2,994	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	46,826	168,138	214,964	Broker Quote	N/A
Collateralized Loan Obligations - Residual Tranche	1,491	5,353	6,844	Transactional Value	Cost
Credit Default Swaps	9,728	34,927	44,655	Broker Quote	N/A
Warrants	3	11	14	Guideline Public Company	P/E
Total	$168,730	$605,848	$774,578

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of December 31, 2024:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset Backed Debt Securities	$3,303	$8,061	$11,364	DCF	Discount Rate	3.70% - 17.00%	9.78%
Asset Backed Debt Securities	13,019	31,763	44,782	Transactional Value	Cost
Asset Backed Debt Securities	1,890	4,610	6,500	Broker Quote	N/A
Collateralized Loan Obligations - Residual Tranche	476	1,161	1,637	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	27	67	94	Transactional Value	Cost
Credit Default Swaps	2,616	6,384	9,000	Broker Quote	N/A
Total	$21,331	$52,046	$73,377

4.
DERIVATIVE INSTRUMENTS

The following table presents the fair value of the derivative liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of September 30, 2025:

Derivative Assets, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$9,730	$34,935	$44,665
Interest Rate Risk	Futures	8	30	38
Interest Rate Risk	Interest Rate Swap	242	870	1,112
Total		$9,980	$35,835	$45,815

Derivative Liabilities, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	EUR/USD Forward	$92	$331	$423
Interest Rate Risk	Interest Rate Swaps	1	5	6
Interest Rate Risk	SOFR Futures	1,337	4,799	6,136
Total		$1,430	$5,135	$6,565

(1)
See Note 2 for additional information on the Company’s purposes for entering into different types of derivatives and how they are recorded.
(2)
Approximately $3,328, $11,949 and $15,277 of collateral has been posted as of September 30, 2025 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $-, $- and $- of collateral has been received as of September 30, 2025 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

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

(2) Approximately $793, $1,934 and $2,727 of collateral has been posted as of December 31, 2024 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $-, $- and $- of collateral has been received as of December 31, 2024 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

The following tables present the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025:

		For the Three Months ended Sep 30, 2025
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$9,793	$34,757	$44,550	$-	$-	$-	$97	$345	$442
Currency Risk	EUR/USD Forward	45,242	160,576	205,818	-	-	-	778	2,848	3,626
Interest Rate Risk	Interest Rate Swap	63,768	226,232	290,000	-	-	-	214	743	957
Interest Rate Risk	SOFR Futures	207,572	736,228	943,800	(367)	(1,309)	(1,676)	388	1,426	1,814
	Total net gain/(loss) on derivatives				$(367)	$(1,309)	$(1,676)	$1,477	$5,362	$6,839

		For the Nine Months ended Sep 30, 2025
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$8,741	$28,031	$36,772	$-	$-	$-	$156	$529	$685
Currency Risk	EUR/USD Forward	23,070	77,657	100,727	(162)	(516)	(678)	(313)	(457)	(770)
Interest Rate Risk	Interest Rate Swap	39,436	130,008	169,444	665	1,925	2,590	194	749	943
Interest Rate Risk	SOFR Futures	303,748	942,797	1,246,545	(458)	(1,604)	(2,062)	(1,840)	(5,297)	(7,137)
	Total net gain/(loss) on derivatives				$45	$(195)	$(150)	$(1,803)	$(4,476)	$(6,279)

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2024:

		For the Three Months ended Sep 30, 2024
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$635	$3,365	$4,000	$-	$-	$-	$-	$-	$-
Currency Risk	EUR/USD Forward	272	1,441	1,713	-	-	-	(2)	(11)	(13)
Interest Rate Risk	Interest Rate Swap	7,374	43,876	51,250	-	-	-	(56)	(339)	(395)
	Total net gain/(loss) on derivatives				$-	$-	$-	$(58)	$(350)	$(408)

		For the Nine Months ended Sep 30, 2024
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$476	$2,524	$3,000	$-	$-	$-	$-	$-	$-
Currency Risk	EUR/USD Forward	204	1,081	1,285	-	-	-	(2)	(11)	(13)
Interest Rate Risk	Interest Rate Swap	5,531	45,719	51,250	-	-	-	(56)	(409)	(465)
	Total net gain/(loss) on derivatives				$-	$-	$-	$(58)	$(420)	$(478)

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of financial and derivative assets and liabilities as of September 30, 2025:

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$9,972	$35,805	$45,777	$-	$-	$-	$-	$-	$-	$9,972	$35,805	$45,777
Total	$9,972	$35,805	$45,777	$-	$-	$-	$-	$-	$-	$9,972	$35,805	$45,777

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Pledged			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$(93)	$(336)	$(429)	$-	$-	$-	$93	$336	$429	$-	$-	$-
Total	$(93)	$(336)	$(429)	$-	$-	$-	$93	$336	$429	$-	$-	$-

As of September 30, 2025, the gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $8, $30 and $38 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. As of September 30, 2025, the gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $1,337, $4,799 and $6,136 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

The following tables present the offsetting of financial and derivative assets and liabilities as of December 31, 2024:

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$2,765	$6,746	$9,511	$-	$-	$-	$-	$-	$-	$2,765	$6,746	$9,511
Total	$2,765	$6,746	$9,511	$-	$-	$-	$-	$-	$-	$2,765	$6,746	$9,511

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Pledged			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$(6)	$(16)	$(22)	$-	$-	$-	$6	$16	$22	$-	$-	$-
Total	$(6)	$(16)	$(22)	$-	$-	$-	$6	$16	$22	$-	$-	$-

Amounts in the preceding table have been limited to the liability balance, and accordingly, do not include any excess collateral pledged.

As of December 31, 2024, the gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $334, $816 and $1,150 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. As of December 31, 2024, the gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $32, $77 and $109 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

5.
NOTES PAYABLE

The Company's outstanding debt obligations as of September 30, 2025 were as follows:

	Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total

Promissory Notes	$751	$751	$1,502	$751	$751	$1,502	$-	$-	$-	$751	$751	$1,502	$751	$751	$1,502
ACMP Holdings, LLC Facility	23,862	76,138	100,000	-	-	-	23,862	76,138	100,000	-	-	-	-	-	-
REIT Funding Cumulative Preferred Shares	30	95	125	30	95	125	-	-	-	30	95	125	30	95	125
Total	$24,643	$76,984	$101,627	$781	$846	$1,627	$23,862	$76,138	$100,000	$781	$846	$1,627	$781	$846	$1,627

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2025. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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

The below table reflects the maturity and fair value of our Promissory Notes as of September 30, 2025.

	Fair Value
Legal Maturity	Series I	Series II	Total
6/28/2054	$536	$536	$1,072
11/1/2054	215	215	430
	$751	$751	$1,502

The below table reflects the maturity and fair value of our Promissory Notes as of December 31, 2024.

	Fair Value
Legal Maturity	Series I	Series II	Total
6/28/2054	$536	$536	$1,072
11/1/2054	215	215	430
	$751	$751	$1,502

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

REIT Funding Cumulative Preferred Shares

On January 27, 2025, a wholly owned subsidiary of the Company issued cumulative preferred shares which are reported at amortized cost and reflected within notes payable on the Company's Consolidated Statement of Assets and Liabilities. Interest is payable at 12.0% per annum, payable semi-annually in arrears.

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

For the three months ended September 30, 2025, the Operating Manager earned gross Management Fees of $252, $690 and $942 from Series I, Series II and the Company, respectively, with no Special Fees offset. For the nine months ended September 30, 2025, the Operating Manager earned gross Management Fees of $517, $1,365 and $1,882 from Series I, Series II and the Company, respectively, with no Special Fees offset. For the three months ended September 30, 2024, the Operating Manager earned gross Management Fees of $23, $35 and $58 from Series I, Series II and the Company, respectively, with no Special Fees offset. For nine months ended September 30, 2024, the Operating Manager earned gross Management Fees of $23, $35 and $58 from Series I, Series II and the Company, respectively, with no Special Fees offset.

The Operating Manager or an affiliate may rebate, waive, or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. As of July 31, 2025, the Company indirectly invested $38,000 into the equity of Redding Ridge Holdings, LP (“RRH”), which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo or its affiliates. The Operating Manager has reduced Management Fees payable by the Company through a reduction in the net asset value used to calculate the Management Fee equivalent to the fair value of the Company’s investment in RRH.

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

For the three months ended September 30, 2025, the Operating Manager earned Performance Fees of $431, $1,534 and $1,965 from Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager earned Performance Fees of $903, $2,788 and $3,691 from Series I, Series II and the Company, respectively. For three months ended September 30, 2024, the Operating Manager earned Performance Fees of $10, $18 and $28 from Series I, Series II and the Company, respectively. For the nine months ended September 30, 2024, the Operating Manager earned Performance Fees of $10, $18 and $28 from Series I, Series II and the Company, respectively. As of July 31, 2025, the Company indirectly invested $38,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. As a result, the Operating Manager has reduced the Performance Fees payable by the Company through a reduction in the Total Return used to calculate the Performance Fee equivalent to the Company’s profit from its investment in RRH.

Operating Expenses

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended September 30, 2025, these expenses were $149, $529 and $678, for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, these expenses were $327, $1,062 and $1,389, for Series I, Series II and the Company, respectively. For the three months ended September 30, 2024, these expenses were $58, $352 and $410, for Series I, Series II and the Company, respectively and are included in general and administration expenses in the Consolidated Statements of Operations. For the nine months ended September 30, 2024, these expenses were $58, $502 and $560, for Series I, Series II and the Company, respectively and are included in general and administration expenses in the Consolidated Statements of Operations.

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

For the three months ended September 30, 2025, the Operating Manager agreed to provide Expense Support of $(282), $(1,001) and $(1,283) for expenses incurred by Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager agreed to provide Expense Support of $(1,158), $(3,666) and $(4,824) for expenses incurred by Series I, Series II and the Company, respectively. For the three months ended September 30, 2024, the Operating Manager agreed to provide Expense Support of $(205), $(1,238) and $(1,443) for expenses incurred by Series I, Series II and the Company, respectively. For the nine months ended September 30, 2024, the Operating Manager agreed to provide Expense Support of $109, $(3,557) and $(3,448) for expenses incurred by Series I, Series II and the Company, respectively.

As of September 30, 2025, Series I, Series II and the Company had an outstanding amount payable of $3,016, $10,828 and $13,844, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, Series I, Series II and the Company had an outstanding amount payable of $2,133, $5,205 and $7,338, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended September 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $114, $246 and $360, respectively. For the nine months ended September 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $254, $513 and $767, respectively. As of September 30, 2024, neither series incurred annual distribution fees and shareholder servicing fees.

Restricted Stock Grants

The Company's board of directors approved the Apollo Asset Backed Credit Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors. Effective September 3, 2024, the Company granted 5,930 shares with a grant date fair value of $150. Effective December 2, 2024, the Company granted 1,934 shares with a grant date fair value of $50. None of the shares have vested or been forfeited as of September 30, 2025.

Investment Transactions

In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales from or with affiliates of the Operating Manager. For the three months ended September 30, 2025, the Company received $- of sales proceeds and deployed $20,682 in purchase payments with affiliates of the Operating Manager. For the nine months ended September 30, 2025, the Company received $35,966 of sales proceeds and deployed $200,332 in purchase payments with affiliates of the Operating Manager.

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

For the three months ended September 30, 2025, $282 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, $1,324 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2024, neither series paid the affiliates of the Operating Manager for Capital Solution services.

Collateral Management Fees

Certain affiliates of the Operating Manager serve as collateral managers for certain wholly-owned subsidiaries of the Company. Collateral managers perform investment management functions including supervising and directing investments and performing administrative and advisory functions on behalf of the Company. For the three months ended September 30, 2025, the Company paid $332 and €104 in collateral management fees to affiliates of the Operating Manager. For the nine months ended September 30, 2025, the Company paid $581 and €221 in collateral management fees to affiliates of the Operating Manager. For the nine months ended September 30, 2024, neither series paid the affiliates of the Operating Manager for collateral management fees.

Redding Ridge Holdings Fees

For the quarter ended September 30, 2025, RRH made payments to affiliates of the Operating Manager of $129 relating to management and performance fees and $113 relating to credit research and administrative fees as a result of ABC's investment.

Client Servicing Fees

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the three and nine months ended September 30, 2025, the Company incurred $315 of expenses for services provided by Lyra.

7.
SHAREHOLDERS’ EQUITY

On September 22, 2023, the Company issued 40 V Shares for both Series I and Series II for aggregate consideration of $1 and $1, respectively, to an affiliate of Apollo.

The following table summarizes shareholder transactions in common shares during the three months ended September 30, 2025:

For the Three Months ended Sep 30, 2025
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$143,834	$3,641	$294,560	$7,492	$438,394	$11,133
Shares issued under DRIP	-	-	606	15	606	15
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$143,834	$3,641	$295,166	$7,507	$439,000	$11,148

BD Shares:
Proceeds from issuance of shares	$-	$-	$4,902,989	$126,971	$4,902,989	$126,971
Shares issued under DRIP	-	-	5,605	145	5,605	145
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$4,908,594	$127,116	$4,908,594	$127,116

E Shares:
Proceeds from issuance of shares	$98	$3	$8,646	$217	$8,744	$220
Shares issued under DRIP	164	4	5,355	135	5,519	139
Shares repurchased or exchanged	-	-	(4,091)	(103)	(4,091)	(103)
Net increase (decrease)	$262	$7	$9,910	$249	$10,172	$256

F-I Shares:
Proceeds from issuance of shares	$1,595,850	$40,630	$5,280,647	$135,241	$6,876,497	$175,871
Shares issued under DRIP	22,954	584	54,714	1,401	77,668	1,985
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$1,618,804	$41,214	$5,335,361	$136,642	$6,954,165	$177,856

F-S Shares:
Proceeds from issuance of shares	$3,925	$100	$2,580	$66	$6,505	$166
Shares issued under DRIP	15	0	-	-	15	0
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$3,940	$100	$2,580	$66	$6,520	$166

I Shares:
Proceeds from issuance of shares	$-	$-	$637,561	$16,480	$637,561	$16,480
Shares issued under DRIP	-	-	191	5	191	5
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$637,752	$16,485	$637,752	$16,485

P-I Shares:
Proceeds from issuance of shares	$-	$-	$958	$25	$958	$25
Shares issued under DRIP	-	-	266	7	266	7
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$1,224	$32	$1,224	$32

P-S Shares:
Proceeds from issuance of shares	$11,553	$290	$1,174,376	$30,206	$1,185,929	$30,496
Shares issued under DRIP	4,399	110	89,808	2,310	94,207	2,420
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$15,952	$400	$1,264,184	$32,516	$1,280,136	$32,916

T-I Shares:
Proceeds from issuance of shares	$591,284	$15,195	$432,868	$11,226	$1,024,152	$26,421
Shares issued under DRIP	22,509	578	48,123	1,248	70,632	1,826
Shares repurchased or exchanged	(19,897)	(512)	-	-	(19,897)	(512)
Net increase (decrease)	$593,896	$15,261	$480,991	$12,474	$1,074,887	$27,735

T-S Shares:
Proceeds from issuance of shares	$620,430	$15,920	$937,801	$24,176	$1,558,231	$40,096
Shares issued under DRIP	20,076	515	57,716	1,488	77,792	2,003
Shares repurchased or exchanged	(97,187)	(2,494)	(20,657)	(533)	(117,844)	(3,027)
Net increase (decrease)	$543,319	$13,941	$974,860	$25,131	$1,518,179	$39,072

V Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

Total net increase (decrease)	$2,920,007	$74,564	$13,910,622	$358,218	$16,830,629	$432,782

The following table summarizes shareholder transactions in common shares during the nine months ended September 30, 2025:

For the Nine Months ended Sep 30, 2025
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$871,595	$22,076	$1,395,531	$35,578	$2,267,126	$57,654
Shares issued under DRIP	-	-	1,090	28	1,090	28
Shares repurchased or exchanged	(3,945)	(100)	(19,818)	(499)	(23,763)	(599)
Net increase (decrease)	$867,650	$21,976	$1,376,803	$35,107	$2,244,453	$57,083

BD Shares:
Proceeds from issuance of shares	$-	$-	$5,025,320	$130,134	$5,025,320	$130,134
Shares issued under DRIP	-	-	5,605	145	5,605	145
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$5,030,925	$130,279	$5,030,925	$130,279

E Shares:
Proceeds from issuance of shares	$2,233	$57	$28,917	$728	$31,150	$785
Shares issued under DRIP	265	7	12,344	310	12,609	317
Shares repurchased or exchanged	(1,359)	(35)	(4,091)	(103)	(5,450)	(138)
Net increase (decrease)	$1,139	$29	$37,170	$935	$38,309	$964

F-I Shares:
Proceeds from issuance of shares	$2,806,990	$71,572	$9,670,950	$247,801	$12,477,940	$319,373
Shares issued under DRIP	32,885	837	67,774	1,735	100,659	2,572
Shares repurchased or exchanged	(173,364)	(4,397)	-	-	(173,364)	(4,397)
Net increase (decrease)	$2,666,511	$68,012	$9,738,724	$249,536	$12,405,235	$317,548

F-S Shares:
Proceeds from issuance of shares	$3,925	$100	$2,580	$66	$6,505	$166
Shares issued under DRIP	15	0	-	-	15	0
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$3,940	$100	$2,580	$66	$6,520	$166

I Shares:
Proceeds from issuance of shares	$-	$-	$739,872	$19,122	$739,872	$19,122
Shares issued under DRIP	-	-	191	5	191	5
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$740,063	$19,127	$740,063	$19,127

P-I Shares:
Proceeds from issuance of shares	$-	$-	$49,990	$1,305	$49,990	$1,305
Shares issued under DRIP	-	-	355	9	355	9
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$50,345	$1,314	$50,345	$1,314

P-S Shares:
Proceeds from issuance of shares	$176,885	$4,450	$4,070,371	$104,687	$4,247,256	$109,137
Shares issued under DRIP	4,399	110	119,548	3,075	123,947	3,185
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$181,284	$4,560	$4,189,919	$107,762	$4,371,203	$112,322

T-I Shares:
Proceeds from issuance of shares	$1,548,281	$39,859	$2,458,477	$63,828	$4,006,758	$103,687
Shares issued under DRIP	36,962	950	59,352	1,538	96,314	2,488
Shares repurchased or exchanged	(32,185)	(827)	(1,943)	(50)	(34,128)	(877)
Net increase (decrease)	$1,553,058	$39,982	$2,515,886	$65,316	$4,068,944	$105,298

T-S Shares:
Proceeds from issuance of shares	$1,989,218	$51,111	$4,497,538	$115,996	$6,486,756	$167,107
Shares issued under DRIP	29,569	759	69,589	1,794	99,158	2,553
Shares repurchased or exchanged	(409,417)	(10,501)	(21,642)	(558)	(431,059)	(11,059)
Net increase (decrease)	$1,609,370	$41,369	$4,545,485	$117,232	$6,154,855	$158,601

V Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

Total net increase (decrease)	$6,882,952	$176,028	$28,227,900	$726,674	$35,110,852	$902,702

The following table summarizes shareholder transactions in common shares during the three months ended September 30, 2024:

For the Three Months ended Sep 30, 2024
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$497,692	$7,880	$540,691	$10,230	$1,038,383	$18,110
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$497,692	$7,880	$540,691	$10,230	$1,038,383	$18,110

BD Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

E Shares:
Proceeds from issuance of shares	$-	$-	$5,930	$150	$5,930	$150
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$5,930	$150	$5,930	$150

F-I Shares:
Proceeds from issuance of shares	$83,970	$2,075	$495,591	$9,168	$579,561	$11,243
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$83,970	$2,075	$495,591	$9,168	$579,561	$11,243

F-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

I Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

P-I Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

P-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

T-I Shares:

Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

T-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

V Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

Total net increase (decrease)	$581,661	$9,955	$1,042,212	$19,548	$1,623,874	$29,503

The following table summarizes shareholder transactions in common shares during the nine months ended September 30, 2024:

For the Nine Months ended Sep 30, 2024
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$497,802	$7,880	$540,801	$10,230	$1,038,603	$18,110
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$497,802	$7,880	$540,801	$10,230	$1,038,603	$18,110

BD Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

E Shares:
Proceeds from issuance of shares	$-	$-	$2,005,930	$150	$2,005,930	$150
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$2,005,930	$150	$2,005,930	$150

F-I Shares:
Proceeds from issuance of shares	$84,080	$2,075	$495,701	$9,168	$579,781	$11,243
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$84,080	$2,075	$495,701	$9,168	$579,781	$11,243

F-S Shares:
Proceeds from issuance of shares	$110	$-	$110	$-	$220	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$110	$-	$110	$-	$220	$-

I Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

P-I Shares:
Proceeds from issuance of shares	$110	$-	$110	$-	$220	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$110	$-	$110	$-	$220	$-

P-S Shares:
Proceeds from issuance of shares	$110	$-	$110	$-	$220	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$110	$-	$110	$-	$220	$-

T-I Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

T-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

V Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

Total net increase (decrease)	$582,211	$9,955	$3,042,762	$19,548	$3,624,974	$29,503

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

Distributions

The Company will seek to declare, accrue and pay monthly distributions. However, there is no guarantee that Series I or Series II will pay monthly distributions consistently and at a specific rate, or at all. For the three months ended September 30, 2025, distributions of $2,770, $13,801 and $16,571, were declared by Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, distributions of $6,782, $27,344 and $34,126, were declared by Series I, Series II and the Company, respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP. Please refer to the shareholder transactions table above for Shares issued under DRIP for the three and nine months ended September 30, 2025. There were no distributions declared for both the three and nine months ended September 30, 2024.

The following table reflects the aggregate distributions declared for each applicable share type of the Company for the three months ended September 30, 2025:

For the Three Months ended Sep 30, 2025
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$434	$977	$1,411
BD Shares:	-	1,889	1,889
E Shares:	2	1,053	1,055
F-I Shares:	959	4,163	5,122
F-S Shares:	1	-	1
I Shares:	-	180	180
P-I Shares:	-	23	23
P-S Shares:	59	2,497	2,556
T-I Shares:	717	1,235	1,952
T-S Shares:	598	1,784	2,382
Total Distributions Declared:	$2,770	$13,801	$16,571

The following table reflects the aggregate distributions declared for each applicable share type of the Company for the nine months ended September 30, 2025:

For the Nine Months ended Sep 30, 2025
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$1,198	$2,375	$3,573
BD Shares:	-	1,907	1,907
E Shares:	7	3,082	3,089
F-I Shares:	2,015	7,793	9,808
F-S Shares:	1	-	1
I Shares:	-	194	194
P-I Shares:	-	38	38
P-S Shares:	134	5,767	5,901
T-I Shares:	1,911	2,394	4,305
T-S Shares:	1,516	3,794	5,310
Total Distributions Declared:	$6,782	$27,344	$34,126

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

Please refer to the shareholder transactions table above for Share Repurchases for the three and nine months ended September 30, 2025. Share repurchases result in capital outflows from the Company, whereas Share exchanges involve the reinvestment of redemption proceeds from one Series of the Company to another. Both instances are captured in "Shares redeemed or exchanged" line within the Shareholder Transactions table above. There were no Shares redeemed or exchanged for both the three and nine months ended September 30, 2024.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

As of September 30, 2025, Series I, Series II and the Company had unfunded commitments on Asset-Backed Finance Assets amounting to $43,342, $155,625 and $198,967, respectively, and €-, €- and €-, respectively.

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

11.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the nine months ended September 30, 2025:

For the Nine Months ended Sep 30, 2025
Series I
(in thousands)
	F-I Shares		F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares
Per Share Data:
Net asset value at beginning of period	$25.30		$25.41	$25.14	$25.52	$25.03	$25.03	$25.56	$25.52
Distributions declared(1)	(0.90)		(1.00)	(0.93)	(1.23)	(1.10)	(1.10)	(1.05)	(0.90)
Net investment income(2)	0.48		0.27	0.54	0.79	0.59	0.68	0.62	0.45
Net realized and unrealized gain/(loss)(3)	0.71		0.93	0.69	0.71	0.70	0.61	0.69	0.71
Net increase (decrease) in net assets resulting from operations	1.19		1.20	1.23	1.50	1.29	1.29	1.31	1.16
Net asset value at end of period	$25.59	$-	$25.61	$25.44	$25.79	$25.22	$25.22	$25.82	$25.78
Shares outstanding at end of period	3,663,967		4,050	1,489,598	5,919	110	181,394	2,473,514	2,255,194
Weighted average shares outstanding	2,044,353		984	1,186,027	5,593	110	115,404	1,694,667	1,549,020

Ratio/Supplemental Data:
Net assets at end of period	$93,759		$104	$37,901	$153	$3	$4,575	$63,864	$58,136
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	2.97%		2.62%	2.90%	2.02%	2.71%	2.47%	2.63%	3.47%
Total expenses after expense support and after performance fees	2.11%		2.08%	1.94%	1.04%	1.71%	1.68%	1.70%	2.54%
Total expenses after expense support and before performance fees	1.65%		1.54%	1.64%	1.04%	1.04%	1.05%	1.04%	1.88%
Net investment income(5)(6)	3.20%		2.25%	3.46%	4.40%	3.69%	4.05%	3.74%	2.86%
Total return(7)	4.79%		4.79%	4.98%	5.93%	5.24%	5.23%	5.24%	4.58%

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

For the Nine Months ended Sep 30, 2025
Series II
(in thousands)
	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares	I Shares	BD Shares
Per Share Data:
Net asset value at beginning of period	$25.32	$25.44	$25.20	$24.99	$25.47	$25.48	$25.53	$25.49	$-	$-
Proceeds from issuance of shares	-	-	-	-	-	-	-	-	25.85	25.90
Distributions declared(1)	(1.05)	(1.18)	(1.13)	(1.42)	(0.84)	(1.23)	(1.06)	(1.01)	(0.52)	(0.59)
Net investment income(2)	0.74	0.57	0.81	1.02	0.90	0.87	0.88	0.72	0.37	0.35
Net realized and unrealized gain/(loss)(3)	0.71	0.87	0.67	0.68	0.68	0.71	0.69	0.69	0.27	0.35
Net increase (decrease) in net assets resulting from operations	1.45	1.44	1.48	1.70	1.58	1.58	1.57	1.41	0.64	0.70
Net asset value at end of period	$25.72	$25.70	$25.55	$25.27	$26.21	$25.83	$26.04	$25.89	$25.97	$26.01
Shares outstanding at end of period	11,988,974	2,690	2,419,022	2,181,475	52,401	5,869,444	2,914,860	4,794,292	740,063	5,030,925
Weighted average shares outstanding	6,411,250	397	1,907,668	2,168,334	27,681	4,344,542	1,770,049	3,114,012	243,988	3,204,560

Ratio/Supplemental Data:
Net assets at end of period	$308,383	$69	$61,811	$55,128	$1,373	$151,595	$75,915	$124,120	$19,216	$130,839
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	2.92%	2.78%	2.81%	1.94%	2.52%	2.55%	2.53%	3.39%	2.43%	1.68%
Total expenses after expense support and after performance fees	2.04%	2.08%	1.86%	0.95%	1.60%	1.62%	1.61%	2.47%	1.82%	1.18%
Total expenses after expense support and before performance fees	1.57%	1.49%	1.56%	0.95%	0.93%	0.96%	0.95%	1.81%	1.35%	0.86%
Net investment income(5)(6)	4.25%	3.41%	4.55%	5.41%	4.84%	4.76%	4.78%	3.97%	3.91%	4.78%
Total return(7)	5.80%	5.80%	6.00%	6.95%	6.24%	6.25%	6.26%	5.58%	3.37%	2.90%

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

The following are the financial highlights for the nine months ended September 30, 2024:

For the Nine Months ended Sep 30, 2024
Series I
(in thousands)
	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares		TI Shares		TS Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-	$-	$-	$-		$-		$-
Distributions declared(1)	-	-	-	-	-	-		-		-
Proceeds from issuance of shares	25.01	25.00	25.09	-	25.00	25.00		-		-
Net investment income(2)	0.27	0.26	0.30	-	0.30	0.30		-	-	-
Net realized and unrealized gain/(loss)(3)	0.06	0.08	(0.04)	-	0.07	0.07		-		-
Net increase (decrease) in net assets resulting from operations	0.33	0.34	0.26		0.37	0.37	-	-		-
Net asset value at end of period	$25.34	$25.34	$25.35	$-	$25.37	$25.37		$-		$-
Shares outstanding at end of period	84,079	110	497,802		110	110
Weighted average shares outstanding	81,765	110	375,907		110	110

Ratio/Supplemental Data:
Net assets at end of period	$2,130	$3	$12,618		$3	$3
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	9.37%	9.40%	8.80%		9.25%	9.25%
Total expenses after expense support and after performance fees	1.98%	1.99%	1.85%		1.83%	1.83%
Total expenses after expense support and before performance fees	1.86%	1.87%	1.77%		1.65%	1.65%
Net investment income(5)(6)	5.70%	5.65%	6.18%		5.80%	5.80%
Total return(7)	1.34%	1.34%	1.39%		1.49%	1.49%

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

For the Nine Months ended Sep 30, 2024
Series II
(in thousands)
	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares	I Shares	BD Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	25.06	25.00	25.13	25.00	25.00	25.00
Distributions declared(1)	-	-	-	-	-	-
Net investment income(2)	0.31	0.26	0.42	0.44	0.30	0.30
Net realized and unrealized gain/(loss)(3)	(0.04)	0.07	(0.20)	0.05	0.07	0.07
Net increase (decrease) in net assets resulting from operations	0.27	0.33	0.22	0.49	0.37	0.37	-	-	-	-
Net asset value at end of period	$25.33	$25.33	$25.35	$25.49	$25.37	$25.37	$-	$-	$-	$-
Shares outstanding at end of period	495,701	110	540,801	2,005,930	110	110
Weighted average shares outstanding	377,851	110	290,111	2,001,186	110	110

Ratio/Supplemental Data:
Net assets at end of period	$12,558	$3	$13,708	$51,130	$3	$3
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	8.17%	8.55%	7.66%	13.39%	8.40%	8.40%
Total expenses after expense support and after performance fees	1.14%	1.14%	1.09%	1.15%	0.98%	0.98%
Total expenses after expense support and before performance fees	1.02%	1.02%	1.01%	1.15%	0.81%	0.81%
Net investment income(5)(6)	6.43%	5.69%	7.79%	4.56%	5.84%	5.84%
Total return(7)	1.34%	1.33%	1.39%	1.96%	1.48%	1.48%

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

12.
SEGMENT REPORTING

Series I, Series II and the Company operate as one operating segment and one reporting unit, investment management. Series I, Series II and the Company’s chief operating decision maker (“CODM”) is the President, who reviews financial information including segment expenses presented on a consolidated basis. Series I, Series II and the Company generate revenues from interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset Backed Finance Assets. The CODM uses net increase (decrease) in net assets resulting from operations within the Consolidated Statements of Operations to assess financial performance and make key strategic decisions, such as identifying attractive Asset Backed Finance Assets to invest in. Segment expenses are disclosed in the Consolidated Statements of Operations and segment assets are disclosed in the Consolidated Statement of Assets and Liabilities.

13.
SUBSEQUENT EVENTS

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

October Financial Update

As of October 1, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	37,337	950,000	238,419	6,092,000
F-I Shares*	895,527	22,916,000	1,434,916	36,909,185
P-S Shares	-	-	552,505	14,270,000
E Shares	-	-	7,914	200,000
T-I Shares	538,363	13,900,000	267,431	6,965,000
T-S Shares	128,434	3,310,900	206,843	5,355,000
I Shares	-	-	2,054,400	53,343,309
BD Shares	-	-	671,044	17,451,850

* The above table reflects adjustments to the number of Series I F-I Shares sold and the corresponding aggregate consideration from the amounts reported on the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2025.

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

The Company employs an acquisition approach centered around Asset-Backed Finance Assets across six key pillars: (1) consumer finance, (2) residential mortgage loans, (3) commercial real estate, (4) financial assets, (5) hard assets and (6) Capital Solutions. We believe we can focus on where the best risk-adjusted opportunities lie at any given point in time and consistently execute on compelling opportunities at attractive valuations.

We fund, finance and structure Asset-Backed Finance Assets across our six key pillars. We rely on Apollo Asset Management, Inc.’s (together with its subsidiaries, “Apollo”) asset-backed finance platform to source and manage these Asset-Backed Finance Assets. Our executive officers, with the assistance of our Operating Manager, are responsible for making capital allocation decisions proposed by the Operating Manager and overseeing the management of the Company.

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

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Revenues

We generate revenues primarily from the management of our Asset-Backed Finance Assets held through our subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Finance Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset-Backed Finance Assets.

For the three months ended September 30, 2025, Series I, Series II and the Company generated revenues of $6,201, $22,108 and $28,309, respectively, which includes interest income of $2,517, $8,990 and $11,507, respectively, dividend income of $1,002, $3,560 and $4,562, respectively, $2,845, $10,437 and $13,282 of net change in unrealized appreciation/(depreciation), respectively, and $(163), $(879) and $(1,042) of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets, fixed income and debt assets.

For the nine months ended September 30, 2025, Series I, Series II and the Company generated revenues of $12,878, $41,853 and $54,731, respectively, which includes interest income of $5,945, $19,361 and $25,306, respectively, dividend income of $2,127, $6,924 and $9,051, respectively, $4,966, $16,593 and $21,559 of net change in unrealized appreciation/(depreciation), respectively, and $(160), $(1,025) and $(1,185) of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets, fixed income and debt assets.

For the three months ended September 30, 2024, Series I, Series II and the Company generated revenues of $256, $1,344 and $1,600, respectively, which includes interest income of $234, $1,186 and $1,420, respectively, dividend income of $-, $- and $-, respectively, $(5), $13 and $8 of net change in unrealized appreciation/(depreciation), respectively, and $27, $145 and $172 of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets.

For the nine months ended September 30, 2024, Series I, Series II and the Company generated revenues of $256, $1,629 and $1,885, respectively, which includes interest income of $234, $1,511 and $1,745, respectively, dividend income of $-, $- and $-, respectively, $(5), $(27) and $(32) of net change in unrealized appreciation/(depreciation), respectively, and $27, $145 and $172 of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets.

For the three months ended September 30, 2025, Series I revenues increased by $2,402, consisting of an increase of $506 of interest income, $128 of dividend income, $2,042 of net change in unrealized appreciation/(depreciation) and $(274) of net realized gains/(losses). Series II revenues increased by $11,011, consisting of an increase of $3,011 of interest income, $953 of dividend income, $8,143 of net change in unrealized appreciation/(depreciation) and $(1,096) of net realized gains/(losses). The Company revenues increased by $13,413, consisting of an increase of $3,517 of interest income, $1,081 of dividend income, $10,185 of net change in unrealized appreciation/(depreciation) and $(1,370) of net realized gains/(losses). The net increases were due to the acquisition of asset-backed finance assets, fixed income and debt assets subsequent to June 30, 2025, that are generating revenue.

For the nine months ended September 30, 2025, Series I revenues increased by $6,201, consisting of an increase of $2,517 of interest income, $1,002 of dividend income, $2,845 of net change in unrealized appreciation/(depreciation) and $(163) of net realized gains/(losses). Series II revenues increased by $22,108, consisting of an increase of $8,990 of interest income, $3,560 of dividend income, $10,437 of net change in unrealized appreciation/(depreciation) and $(879) of net realized gains/(losses). The Company revenues increased by $28,309, consisting of an increase of $11,507 of interest income, $4,562 of dividend income, $13,282 of net change in unrealized appreciation/(depreciation) and $(1,042) of net realized gains/(losses). The net increases were due to the acquisition of asset-backed finance assets, fixed income and debt assets subsequent to June 30, 2025, that are generating revenue.

Expenses

The below description of expenses applies with respect to each Series and is the same for each Series unless otherwise indicated.

Management Fee

Pursuant to the second amended and restated operating agreement entered into with the Operating Manager on October 25, 2024 (“Operating Agreement”), the Operating Manager is entitled to receive a management fee (“Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, (iii) 1.00% per annum of the month-end NAV attributable to the T-S Shares and T-I Shares commencing November 1, 2025, (iv) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares commencing November 1, 2025, (v) 1.00% per annum of the month-end NAV attributable to the BD Shares commencing November 1, 2025, (vi) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (vii) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees; provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on the Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares. For the three months ended September 30, 2025, the Operating Manager earned Management Fees of $252, $690 and $942 for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager earned Management Fees of $517, $1,365 and $1,882 for Series I, Series II and the Company, respectively. For the three months ended September 30, 2024, the Operating Manager earned Management Fees of $23, $35 and $58 for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2024, the Operating Manager earned Management Fees of $23, $35 and $58 for Series I, Series II and the Company, respectively.

Management Fees increased by $92, $279 and $371 for Series I, Series II and the Company, respectively, for the three months ended September 30, 2025. Management Fees increased by $252, $690 and $942 for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2025. The increase was due to an increase in net asset value subsequent to June 30, 2025, which was primarily driven by capital raises and revenue generated from the Asset backed Finance assets, fixed income and debt assets.

As of July 31, 2025, the Company indirectly invested $38,000 into the equity of RRH, which is an affiliate of Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. The Operating Manager has reduced Management Fees payable by the Company through a reduction in the net asset value used to calculate the Management Fee equivalent to the fair value of the Company’s investment in RRH.

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

For the three months ended September 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $114, $246 and $360, respectively. For the nine months ended September 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $254, $513 and $767, respectively. For the three months ended September 30, 2024, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $-, $- and $-, respectively. For the nine months ended September 30, 2024, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $-, $- and $-, respectively.

Annual distribution fees and shareholder servicing fees increased by $29, $65 and $94 for Series I, Series II and the Company, respectively, for the three months ended September 30, 2025. Annual distribution fees and shareholder servicing fees increased by $114, $246 and $360 for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2025. The increase was due to an increase in capital activity subsequent to September 30, 2024.

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

For both the three and nine months ended September 30, 2025, there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

For both the three and nine months ended September 30, 2024, there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

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

For the three months ended September 30, 2025, the Operating Manager accrued Performance Fees of $431, $1,534 and $1,965 for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager accrued Performance Fees of $903, $2,788 and $3,691 for Series I, Series II and the Company, respectively. For the three months ended September 30, 2024, the Operating Manager accrued Performance Fees of $10, $18 and $28 for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2024, the Operating Manager accrued Performance Fees of $10, $18 and $28 for Series I, Series II and the Company, respectively. For the quarter ended September 30, 2025, the Company has paid $9 of accrued Performance Fees.

Performance Fees earned by the Operating Manager increased by $166, $816 and $982 for Series I, Series II and the Company, respectively, for the three months ended September 30, 2025. Performance Fees earned by the Operating Manager increased by $431, $1,534 and $1,965 for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2025. The increases were due to an increase in the revenues from the asset-backed finance assets, fixed income and debt assets.

As of July 31, 2025, the Company indirectly invested $38,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. As a result, the Operating Manager has reduced the Performance Fees payable by the Company through a reduction in the Total Return used to calculate the Performance Fee equivalent to the Company’s profit from its investment in RRH.

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

Series I, Series II and the Company incurred organizational expense of $-, $- and $-, respectively, for the three months ended September 30, 2025. Series I, Series II and the Company incurred organizational expense of $25, $77 and $102, respectively, for the nine months ended September 30, 2025.

Series I, Series II and the Company incurred organizational expense of $3, $22 and $25, respectively, for the three months ended September 30, 2024.

Series I, Series II and the Company incurred organizational expense of $(311), $1,210 and $899, respectively, for the nine months ended September 30, 2024.

Series I, Series II and the Company amortized offering expenses of $35, $125 and $160, respectively, for the three months ended September 30, 2025. Series I, Series II and the Company amortized offering expenses of $115, $365 and $480, respectively, for the nine months ended September 30, 2025. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the consolidated financial statements of the Company.

Series I, Series II and the Company amortized offering expenses of $23, $134 and $157, respectively, for the three months ended September 30, 2024. Series I, Series II and the Company amortized offering expenses of $23, $234 and $257, respectively, for the nine months ended September 30, 2024.

Amortized offering expenses increased/(decreased) by $(5), $5 and $- for Series I, Series II and the Company, respectively, for the three months ended September 30, 2025. Amortized offering expenses increased by $35, $125 and $160 for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2025.

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

Series I, Series II and the Company incurred Operating Expenses of $677, $2,408 and $3,085, respectively, for the three months ended September 30, 2025. For the nine months ended September 30, 2025, these expenses were $1,938, $6,167 and $8,105, for Series I, Series II and the Company, respectively. These expenses relate to general and administration expenses and director fees.

Series I, Series II and the Company incurred Operating Expenses of $198, $1,191 and $1,389, respectively, for the three months ended September 30, 2024. Series I, Series II and the Company incurred Operating Expenses of $198, $2,361 and $2,559, respectively, for the nine months ended September 30, 2024. These expenses relate to general and administration expenses and director fees.

Operating expenses increased/(decreased) by $(53), $215 and $162 for Series I, Series II and the Company, respectively, for the three months ended September 30, 2025. Operating expenses increased by $677, $2,408 and $3,085 for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2025. The increase was due to an increase in the net asset value and transaction activity.

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

For the three months ended September 30, 2025, the Operating Manager elected to provide Expense Support of $(282), $(1,001) and $(1,283) for expenses incurred by Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager agreed to provide Expense Support of $(1,158), $(3,666) and $(4,824) for expenses incurred by Series I, Series II and the Company, respectively.

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

Expense Support provided by the Operating Manager increased by $222, $528 and $750 for Series I, Series II and the Company, respectively, for the three months ended September 30, 2025. Expense Support provided by the Operating Manager increased/(decreased) by $(282), $(1,001) and $(1,283) for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2025.

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

As of September 30, 2025, Series I, Series II and the Company had derivative assets, at fair value of $8, $30 and $38, respectively, and derivative liabilities, at fair value of $1,337, $4,799 and $6,136, respectively, reflected on the Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2025, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $(367), $(1,309) and $(1,676), respectively, and net change in unrealized gain (loss) on derivatives of $1,477, $5,362 and $6,839, respectively, reflected on the Consolidated Statements of Operations. For the nine months ended September 30, 2025, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $45, $(195) and $(150), respectively, and net change in unrealized gain (loss) on derivatives of $(1,803), $(4,476) and $(6,279), respectively, reflected on the Consolidated Statements of Operations.

As of December 31, 2024, Series I, Series II and the Company had derivative assets, at fair value of $3,099, $7,562 and $10,661, respectively, and derivative liabilities, at fair value of $38, $93 and $131, respectively, reflected on the Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2024, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $-, $- and $-, respectively, and net change in unrealized gain (loss) on derivatives of $(58), $ (350) and $(408), respectively, reflected on the Consolidated Statements of Operations. For the nine months ended September 30, 2024, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $-, $- and $-, respectively, and net change in unrealized gain (loss) on derivatives of $(58), $(420) and $(478), respectively, reflected on the Consolidated Statements of Operations.

Liquidity and Capital Resources

A subsidiary of Apollo has made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and $1,000 in cash, in exchange for 40 Series II V Shares. On May 3, 2024, a subsidiary of Apollo, for $50,000,000 in cash, purchased 2,000,000 E Shares in Series II. For the three months ended September 30, 2025, the Company issued shares for an aggregate consideration of $75,778,330, $352,099,606 and $427,877,936 for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Company issued shares for an aggregate consideration of $189,226,551, $719,245,572 and $908,472,123 for Series I, Series II and the Company, respectively. Apollo currently holds all of the Company’s outstanding Series I and Series II V Shares. The V Shares may be transferred to an Apollo affiliate or Apollo Client. If an Apollo affiliate or Apollo Client become the holder of a majority of the V Shares, that entity would have majority control over the Company, including the right to vote for the appointment of the Company’s directors. While the LLC Agreement permits transfer of the V Shares to a third party, the Company does not currently anticipate that any such transfer would take place. In the event of such a transfer in the future however, if Apollo or its affiliates cease to own a majority of V Shares, any expected benefits derived by the Company and Shareholders from such involvement by Apollo, including access to personnel and other resources, could be lost or otherwise affected.

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

Share Repurchases

For the three months ended September 30, 2025, the Company repurchased the following Shares:

For the Three Months ended Sep 30, 2025
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Repurchase of shares	-	$-	-	$-	-	-

BD Shares:
Repurchase of shares	-	$-	-	$-	-	-

E Shares:
Repurchase of shares	-	$-	(4,091)	$(102,955)	(4,091)	(102,955)

F-I Shares:
Repurchase of shares	-	$-	-	$-	-	-

F-S Shares:
Repurchase of shares	-	$-	-	$-	-	-

P-I Shares:
Repurchase of shares	-	$-	-	$-	-	-

P-S Shares:
Repurchase of shares	-	$-	-	$-	-	-

T-I Shares:
Repurchase of shares	(19,897)	$(511,244)	-	$-	(19,897)	(511,244)

T-S Shares:
Repurchase of shares	(97,187)	$(2,493,948)	(20,657)	$(532,921)	(117,844)	(3,026,869)

V Shares:
Repurchase of shares	-	$-	-	$-	-	-

Total Repurchase of Shares	(117,084)	(3,005,192)	(24,748)	(635,876)	(141,832)	(3,641,068)

For the nine months ended September 30, 2025, the Company repurchased the following Shares:

For the Nine Months ended Sep 30, 2025
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Repurchase of shares	(3,945)	(99,864)	(19,818)	(499,329)	(23,763)	(599,193)

BD Shares:
Repurchase of shares	-	-	-	-	-	-

E Shares:
Repurchase of shares	(1,359)	(35,004)	(4,091)	(102,955)	(5,450)	(137,959)

F-I Shares:
Repurchase of shares	(173,364)	(4,397,134)	-	-	(173,364)	(4,397,134)

F-S Shares:
Repurchase of shares	-	-	-	-	-	-

P-I Shares:
Repurchase of shares	-	-	-	-	-	-

P-S Shares:
Repurchase of shares	-	-	-	-	-	-

T-I Shares:
Repurchase of shares	(32,185)	(826,812)	(1,943)	(49,601)	(34,128)	(876,413)

T-S Shares:
Repurchase of shares	(409,417)	(10,500,670)	(21,642)	(558,040)	(431,060)	(11,058,710)

V Shares:
Repurchase of shares	-	-	-	-	-	-

Total Repurchase of Shares	(620,271)	(15,859,483)	(47,494)	(1,209,924)	(667,765)	(17,069,408)

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

Distributions

For the three months ended September 30, 2025, the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below. Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan:

For the Three Months ended Sep 30, 2025
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$434	$977	$1,411
BD Shares:	-	1,889	1,889
E Shares:	2	1,053	1,055
F-I Shares:	959	4,163	5,122
F-S Shares:	1	-	1
I Shares:	-	180	180
P-I Shares:	-	23	23
P-S Shares:	59	2,497	2,556
T-I Shares:	717	1,235	1,952
T-S Shares:	598	1,784	2,382
Total Distributions Declared:	$2,770	$13,801	$16,571

For the nine months ended September 30, 2025, the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below. Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan:

For the Nine Months ended Sep 30, 2025
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$1,198	$2,375	$3,573
BD Shares:	-	1,907	1,907
E Shares:	7	3,082	3,089
F-I Shares:	2,015	7,793	9,808
F-S Shares:	1	-	1
I Shares:	-	194	194
P-I Shares:	-	38	38
P-S Shares:	134	5,767	5,901
T-I Shares:	1,911	2,394	4,305
T-S Shares:	1,516	3,794	5,310
Total Distributions Declared:	$6,782	$27,344	$34,126

Cash Flows

The following table summarizes the changes to the Company's cash flows for the nine months ended September 30, 2025 ($ in thousands):

Cash flows from:	For the Nine Months ended Sep 30, 2025
Operating activities	(847,476)
Financing activities	868,700
Net increase/(decrease) in cash and cash equivalents	21,224

Cash used in operating activities

Our cash flow used in operating activities was $(847,476) for the nine months ended September 30, 2025, which mostly relates to the acquisition of Asset-Backed Finance Assets.

Cash provided by financing activities

Our cash flow provided by financing activities was $868,700 for the nine months ended September 30, 2025, which reflects the proceeds from issuance of shares and notes borrowings.

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

The Company’s Asset-Backed Finance Assets were comprised of 71% fixed rate investments and 29% floating rate investments, with fair values of $1,020,048 and $421,300, respectively, as of September 30, 2025. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $4,213 with respect to the floating rate investments.

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

During the three months ended September 30, 2025, the Company repurchased Shares in the following amounts:

For the Three Months ended Sep 30, 2025
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or appropriate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	-	$-	$-
August 1, 2025 to August 31, 2025 (1)	52,512	$25.69	$52,512
September 1, 2025 to September 30, 2025	-	$-	$-
Total	52,512	$25.69	$52,512	$-

(1) The Shares listed above were repurchased on August 8, 2025. Repurchases above exclude exchanges of Shares between Series. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Description

3.1	Certificate of Formation as Amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10 filed with the SEC on February 9, 2024).

3.2	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.3	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.4	Fourth Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 3, 2025).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.3	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2025).

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apollo Asset Backed Credit Company LLC

/s/ Robert Rossitto
Date: November 13, 2025	Robert Rossitto
Chief Financial Officer
(principal financial officer)