Form 10-K
period 2025-12-31
Apollo Asset Backed Credit Co LLC
filed 2026-03-27
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 26, 2026, the registrant had (i), with respect to Series I limited liability company interests, 1,647,846 A-I Shares, 4,727,945 F-I Shares, 110 F-S Shares, 22,431 P-I Shares, 353,154 P-S Shares, 1,787,830 T-I Shares, 2,923,911 T-S Shares, 641,897 I Shares, 110 S Shares, 40 V Shares and 6,067 E Shares outstanding, and (ii) with respect to Series II limited liability company interests, 3,082,228 A-I Shares, 16,415,511 F-I Shares, 2,757 F-S Shares, 52,812 P-I Shares, 6,694,419 P-S Shares, 5,755,075 T-I Shares, 6,182,777 T-S Shares, 10,887,268 I Shares, 110 S Shares, 40 V Shares, 7,781,651 BD Shares and 2,195,727 E Shares outstanding.

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
•
the ability of the Operating Manager (as defined herein) to source adequate acquisition and lending opportunities to efficiently deploy capital;
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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Exchange Act ("the Registration Statement"). Other factors that could cause actual results to differ materially include, but are not limited to:

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
•
The Company’s lending platform manages and expects to continue to manage a significant amount of asset-backed securities (“ABS”) in a range of asset classes that will subject them to further risks, including, among others, credit risk, liquidity risk, interest rate and other market risk, operational risk, structural risk, sponsor risk, monoline wrapper risk and other legal risk.
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
•
We face risks regarding potential controlled group liability.
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
•
We may acquire Structured Products either from third parties or subsidiaries where the performance of such assets is subject to greater risk because they are (i) subject to greater volatility than acquiring an asset or other security directly from the underlying market and (ii) potentially subject to enhanced regulatory requirements that may increase the chance of losses on our investments in those Structured Products.
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
•
We face the risk of owning SPVs (as defined herein) in a manner that is not fully tax efficient because certain jurisdictional rules or other factors may limit our ability to do so.
•
If Series II were to be treated as a corporation for U.S. federal income tax purposes, the value of our Series II Shares might be adversely affected.
•
Series II and its subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders.
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

Basis of Presentation

•
All dollar amounts included herein except share prices are presented in thousands unless otherwise noted.

Part I

Item 1. Business

References herein to “we,” “us,” “our,” the “Company” and “ABC” refer to Apollo Asset Backed Credit Company LLC or, where applicable, Series I and/or Series II (each as defined below).

General Description of Business and Operations

The Company was formed on September 22, 2023 as a Delaware limited liability company. We are a holding company and we expect to conduct our operations directly and through wholly or majority-owned subsidiaries that focus on (i) Consumer and Specialty Finance, (ii) Real Estate Lending, and (iii) Trade Finance and Factoring. We are a lending platform that intends to focus on Asset-Backed Finance Assets (as defined below). Our objective is to build a diversified portfolio of asset-backed instruments that will generate consistent returns for holders of shares in Series I (as defined below) and Series II (as defined below) (the “Shareholders”) across all economic cycles. We intend to allocate capital across multiple sectors, including, but not limited to, consumer finance, residential mortgage loans, commercial real estate, hard assets, financial assets, and capital solutions. The term “Asset-Backed Finance Assets,” as used herein, refers, individually and collectively, to loans or securities that are collateralized by, or payable from a stream of payments generated by, a specified pool of real, financial or other assets.

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

Founded in 1990, Apollo is a high-growth, global alternative asset manager with $938 billion of Assets Under Management (as defined below) as of December 31, 2025. As of December 31, 2025, Apollo’s asset management business had over 3,500 employees with offices throughout the world. Apollo seeks to provide its clients excess return at every point along the risk-reward spectrum from investment grade debt to private equity. None of Apollo’s results should be attributed to the Company and there is no guarantee of similar results for the Company.

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

Business Strategy

Apollo has developed what it believes to be a differentiated approach to credit investing which allows Apollo to adapt to ever-changing market environments. Post-global financial crisis (“GFC”), Apollo witnessed a growing imbalance between global supply and demand for non-corporate credit and specialty finance investments, creating what Apollo believes is a large whitespace opportunity today. Apollo and its affiliates have experience deploying capital into asset-backed instruments which cover the broad spectrum of consumer finance, residential mortgage loans, commercial real estate, hard assets, financial assets, and capital solutions. We believe that ABC provides Shareholders with exposure to high-quality, cash-flow generating whole loans, bonds, residual exposure and platform equity, frequently at higher credit spreads and/or yields than offered in similarly rated or rating equivalent corporate credit, by capturing attractive complexity and illiquidity premia. None of Apollo’s results can be attributed to the Company and there is no guarantee of similar results for the Company.

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

This business and Apollo’s ability to dynamically allocate across the universe of Asset-Backed Finance Assets across the capital structure we believe will allow Apollo to source attractive risk-adjusted opportunities within the asset-backed finance ecosystem throughout all market cycles. ABC expects to optimize its platform construction by leveraging Apollo’s differentiated sourcing capabilities, asset-level analysis and relative value investing lens across six key pillars: (1) consumer finance, (2) residential mortgage loans, (3) commercial real estate, (4) hard assets, (5) financial assets and (6) capital solutions.

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

•
Capital Solutions. The Capital Solutions pillar supports the Company’s investments in Asset-Backed Finance Assets through a range of structuring and execution services. Affiliates of the Operating Manager may provide Capital Solution services, including structuring, underwriting, arrangement, placement, syndication, advisory, or similar services in connection with these investments. This pillar allows the Company to benefit from the Operating Manager’s integrated platform and capital markets expertise, enhancing transaction execution and access to tailored financing solutions.

Across these six key strategy pillars, Apollo expects that ABC will be able to opportunistically reposition portfolio allocations as appropriate business opportunities are identified, and dynamically pivot across the six key strategy pillars described above in an effort to capitalize on differences in relative value between asset classes. There can be no assurance that the Company’s investment strategy will be successful or that the Company’s investments will be successfully operated to ensure repayment.

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

There is no limit on the amount we may borrow with respect to any individual operating entity. In addition, we may have a variety of financial arrangements (including repurchase agreements and derivative transactions) that have similar effects as leverage. We might not use leverage at all times and the amount of leverage may vary depending upon a number of factors, including the Operating Manager’s outlook for the market and the costs that any Series would incur as a result of such leverage. See “Item 1A. Risk Factors—Risks Related to the Company’s Asset-Backed Finance and Owning and Managing Asset-Backed Finance Assets Generally—We may need to incur financial leverage to be able to achieve our business objectives. We cannot guarantee the availability of such financing.” Any borrowings would have seniority over the Shares. There is no assurance that our leveraging strategy will be successful.

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

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of any listing on a securities exchange, (ii) in which we have total annual gross revenue of at least $1.235 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions.

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

E Shares and V Shares are held by Apollo, certain of its affiliates and employees and/or certain Apollo Clients, and E Shares will additionally be held by our officers, directors and employees or Apollo or its affiliates, as applicable. Neither E Shares nor V Shares are being offered to other Shareholders. The E Shares are not entitled to vote on any matters relating to the Company, including the election of directors, and are not entitled to nominate, remove or participate in the appointment of directors of the Company.

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

F-S and F-I Shares (collectively, “Founder Shares”) were offered during the period beginning on the date the Private Offering commenced through October 31, 2025 (for accepted subscriptions effective prior to or as of November 3, 2025) (the “Initial Offer Period”) to all investors unless their financial intermediary has opted not to sell Founder Shares. Founder Shares are no longer offered except (a) in connection with the DRIP and (b) to clients of financial intermediaries that have been designated as a “Founder Intermediary.” The Company reserves the right to extend the Initial Offer Period in its sole discretion. If a Founder Intermediary later becomes designated as an Anchor I Intermediary, such financial intermediary’s client Shareholders will, as soon as practicable, be exchanged for A-I Shares without any further action by such Shareholders. Founder Intermediaries are determined based on whether the net proceeds on an aggregate basis across all share types and Series received by ABC by the end of the Initial Offer Period are over $100 million, unless such minimum Founder Shares holding requirement is waived by the Company or the Dealer Manager in its sole discretion. A holder of Founder Shares as of the end of the Initial Offer Period that is a client of a non-Founder Intermediary will keep those Shares but such client may not acquire additional Founder Shares except in connection with the DRIP. The minimum Founder Shares holding requirement does not apply to purchases made by holders of Founder Shares under our DRIP.

A-I Shares and A-II Shares (collectively, “Anchor Shares”) were offered during the Initial Offer Period to clients of certain financial intermediaries that have been designated as an Anchor I Intermediary (an “Anchor I Intermediary”) or an Anchor II Intermediary (an “Anchor II Intermediary”; each Anchor I Intermediary and Anchor II Intermediary, an “Anchor Intermediary”), respectively. Anchor I Intermediaries were determined based on whether the net proceeds on an aggregate basis across all share types and Series received by the Company from such intermediary’s clients at any point before the end of the Initial Offer Period total more than $250 million, unless such minimum A-I Shares holding requirement was waived by the Company or the Dealer Manager. Anchor II Intermediaries were certain intermediaries designated at our sole discretion. The Anchor Shares were being offered only (a) in connection with the DRIP and (b) (x) for A-I Shares, to clients of Anchor I Intermediaries, and (y) for A-II Shares, to clients of Anchor II Intermediaries.

A holder of Anchor Shares as of the end of the Initial Offer Period that is a client of a non-Anchor Intermediary will keep those shares but may not acquire further Anchor Shares except in connection with the DRIP.

The Company reserves the right to extend the Initial Offer Period in its sole discretion, to waive or modify the eligibility criteria and/or to change the designation of a financial intermediary as a T Share Intermediary, P Share Intermediary, Founder Intermediary or Anchor Intermediary. For example, in the event that an intermediary’s clients participate in Share repurchases in a manner that results in the intermediary’s clients having contributed less than $100 million or $250 million in proceeds to ABC on a net basis, as applicable (or for any reason with respect to an Anchor II Intermediary), then the Company or the Dealer Manager in its sole discretion may remove (or may choose not to remove) the designation of such intermediary as a Founder Intermediary or Anchor Intermediary. Subject to any requirements that may be imposed by the financial intermediary, clients of a re-designated intermediary are permitted to retain the T Shares, P Shares, Founder Shares or Anchor Shares issued prior to the re-designation but may not purchase additional T Shares, P Shares, Founder Shares or Anchor Shares except in connection with the DRIP.

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

The Company depends on the diligence, skill and business relationships of the employees of the Operating Manager. The Company is reliant on the Operating Manager. In particular, the Company’s performance depends on the success of the Operating Manager’s acquisition process. The Company depends on the Operating Manager’s assessment of appropriate economic terms when entering into Asset-Backed Finance Asset transactions. Economic terms determined by the Operating Manager in respect of each acquisition will be based on the Operating Manager’s assessment of a variety of factors. Each of these factors involves subjective judgments and forward-looking determinations by the Operating Manager. In conducting such assessment, the Operating Manager expects to use publicly available information as well as private information, including from consultants and investment bankers. If the Operating Manager misprices an acquisition (for whatever reason) or due to unanticipated illiquidity, the actual returns on the acquisition could be less than anticipated at the time of acquisition or disposition and could result in a disposition at a price less than the acquisition price.

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

The Shares have not been registered under the Securities Act or the securities laws of any state or other jurisdiction and are being offered and sold in reliance on exemptions from the registration requirements of the Securities Act and such laws. It is not contemplated that the Shares will ever be registered under the Securities Act or other securities laws. The Shares are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Securities Act and other applicable securities laws. Shareholders’ Subscription Agreements and the LLC Agreement contain representations and impose restrictions on transferability designed to assure that the conditions of the exemptions from such registration requirements are met. Shareholders also may not be permitted to transfer all or any part of their Shares to a person which gives rise to CFIUS (as defined below) or national security considerations with respect to the Company, an existing or potential Asset-Backed Finance Asset or any of their actual or potential assets. See “—We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures” below. Shareholders also may not be permitted to transfer all or any part of their Shares to a person that would require ABC to register under the Investment Company Act.

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

 Shareholders have limited liquidity and may be limited in their opportunity to have their Shares repurchased and may not receive a full return of their invested capital if they elect to have their Shares repurchased by the Company.

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

Distributions to Shareholders will be made only if, as and when declared by the Board. Shareholders may or may not receive distributions. In addition, some of our distributions may include a return of capital. The Company cannot make assurances as to when or whether cash distributions will be made to Shareholders, the amount of any such distribution or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, capital raising, financial condition and other factors relating to the Company’s Asset-Backed Finance Assets. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the Operating Manager, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, the Company's operating activities, or actual or anticipated Management Fees. If the Operating Manager determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy repurchase requests at the Board’s discretion in consultation with the Operating Manager. Accordingly, the payment of cash distributions is subject to the discretion of the Board, based on information provided by the Operating Manager.

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

We are subject to substantial fees and expenses, which could impact Shareholder returns.

The Company pays the Management Fee, Organizational and Offering Expenses and Operating Expenses whether or not it makes any profits, as set forth in the Operating Agreement and the LLC Agreement. If Apollo pays such expenses on behalf of the Company or related to any Asset-Backed Finance Asset, Apollo will seek and obtain reimbursement from the Company or through such Asset-Backed Finance Asset and, to the extent Apollo incurred a cost of capital for the time period between payment of the expense and reimbursement by the Company or through such Asset-Backed Finance Asset, Apollo has the authority to include such amount in the amount reimbursed from the Company or through such Asset-Backed Finance Asset (with Apollo determining in its discretion whether to include (i) the calculation of the aggregate amount of the cost of capital and (ii) such amount as part of the reimbursement). This includes amounts payable to or in respect of any Apollo personnel or engagement of consultants, operating partners, operating executives or similar persons. No such amounts will constitute Special Fees and, therefore, such amounts will not reduce Management Fees paid by the Company. It is difficult to predict the future expenses of the Company. Such expenses will be substantial, and neither the Company’s expenses nor its fees (other than certain amounts that may be subject to a monthly repayment cap intended only to smooth out reimbursements to the Operating Manager) is subject to any cap.

We are responsible for the costs of certain of the Operating Manager’s employees and personnel when used for our benefit.

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

Within the parameters of the Company's valuation policies and procedures, the valuation methodologies used to value the Company’s instruments will involve subjective judgments and projections and that ultimately may not materialize. Ultimate realization of the value of an instrument depends to a great extent on economic, market and other conditions beyond the Company’s control and the control of the Operating

Manager. Rapidly changing market conditions or material events may not be immediately reflected in the Company’s NAV.

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

The values of the Company’s assets are established in accordance with Apollo’s valuation policies and procedures approved by the Board. The Apollo valuation policies and procedures applicable to the Company can be modified by the Board. The Company primarily holds and will continue to primarily hold Asset-Backed Finance Assets and other assets that do not have readily assessable market values. The Operating Manager determines the estimated values of the Company’s Asset-Backed Finance Assets and the Company uses the estimated values provided as well as inputs from other sources in computing the Company’s monthly NAV per Share.

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

Shareholders will not be able to make decisions about acquisitions or any other decisions concerning the management of the Company. The management, financing and disposition policies of the Company are determined by the Board and implemented with the assistance of the Operating Manager and the Board. These policies may be changed from time to time at the discretion of the Board without a vote of the Shareholders, although the Board has no present intention to make any such changes. Any such changes could be detrimental to the value of the Company. Shareholders have no right to participate in the day-to-day operation of the Company, including, acquisition and disposition decisions and decisions regarding the selection of service providers (including Affiliated Service Providers) and the operation and financing of its acquisitions. The Shareholders will also have no opportunity to evaluate any economic, financial or other information that will be utilized by the Operating Manager in the performance of its obligations under the Operating Agreement, nor will Shareholders receive all financial information with respect to any acquisition that is available to the Company or the Operating Manager. Shareholders do not have an opportunity to evaluate for themselves or to approve any Asset-Backed Finance Assets. Shareholders therefore rely on the ability of the Operating Manager to select Asset-Backed Finance Assets to be acquired by the Company. Finally the Board or the Company’s officers, with the assistance of the Operating Manager, will select the Company’s service providers (which will include Affiliated Service Providers) and determine the compensation of such providers without the review by or consent or approval of the Shareholders or any other independent party, except as may otherwise be provided in the LLC Agreement. The Shareholders must therefore rely on the ability of the Board and the Company’s officers, with the assistance of the Operating Manager, to select and compensate service providers in a manner beneficial to the Company and to make and manage acquisitions and dispose of such acquisitions. The success of the Company depends on the ability of the Company’s management, with the assistance of the Operating Manager, to identify suitable acquisitions, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of acquisitions. The Operating Manager may be unable to find a sufficient number of suitable attractive opportunities to meet the Company’s businesses strategy. No person should purchase a Share unless such person is willing to entrust all aspects of the management of the Company to the Board and the Operating Manager.

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

The Investor Shares and E Shares do not have voting power, which is instead vested exclusively in the holders of the V Shares. Apollo, its affiliates and/or certain Apollo Clients own and are expected to continue to own all of the Company’s outstanding V Shares and have the sole ability to elect directors of the Company. Shareholders have no opportunity to control either larger strategic goals or the day-to-day operations, including acquisition and disposition decisions, of the Company. Shareholders must rely entirely on the Board, the Operating Manager, Apollo and their affiliates to conduct and manage the affairs of the Company and its Asset-Backed Finance Assets.

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

We conduct our operations so that the Company is not required to register as an investment company. The Company is organized as a holding company that conducts its business primarily through its subsidiaries, and the Company seeks to continue to operate in a manner such that it complies with the 40% Test. We will monitor our holdings on an ongoing basis and determine compliance with this test in accordance with the requirements of the Investment Company Act. We expect most of our wholly- and majority-owned subsidiaries to either (i) be outside the definitions of “investment company” under Section 3(a)(1) and Section 3(a)(1)(C), or (ii), as further explained below, rely on an exception from the definition of “investment company” other than the exceptions set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, including Sections 3(c)(5)(A)-(C) under the Investment Company Act. Each of these exceptions requires, among other things, that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Consequently, interests in these subsidiaries (which constitute most of our assets) generally will not constitute “investment securities” for purposes of the Company’s 40% Test. Accordingly, we believe the Company is not and will continue not to be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. Moreover, we believe the Company is not and will continue not to be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Company’s wholly- or majority-owned subsidiaries, the Company is primarily engaged in the non-investment company business of owning and operating a platform of Asset-Backed Finance Assets.

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

The Company’s lending platform manages and expects to continue to manage a significant amount of asset-backed securities (“ABS”) in a range of asset classes that will subject them to further risks, including, among others, credit risk, liquidity risk, interest rate and other market risk, operational risk, structural risk, sponsor risk, monoline wrapper risk and other legal risk.

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

The Company has and will continue to have controlling interests in a number of its Asset-Backed Finance Assets. The fact that the Company or the Operating Manager exercises control or exerts influence (or merely has the ability to exercise control or exert influence) over an issuer may give rise to risks of liability (including under various theories of parental liability and piercing the corporate veil doctrines) for, among other things, personal injury and/or property or environmental damage claims arising from an accident or other unforeseen event, product defects, employee benefits (including pension and other fringe benefits), failure to supervise management, violation of laws and governmental regulations

(including securities laws, anti-trust laws, employment laws, insurance laws, anti-bribery (and other anti-corruption laws)) and other types of liability for which the limited liability characteristic of business ownership and the Company itself (and the limited liability structures that may be utilized by the Company in connection with its ownership of Asset-Backed Finance Assets or otherwise) may be ignored or pierced, as if such limited liability characteristics or structures did not exist for purposes of the application of such laws, rules, regulations and court decisions. These risks of liability may arise pursuant to U.S. and non-U.S. laws, rules, regulations, court decisions or otherwise (including the laws, rules, regulations and court decisions that apply in jurisdictions in which an issuer or its subsidiaries are organized, headquartered or conduct business). Such liabilities may also arise to the extent that any such laws, rules, regulations or court decisions are interpreted or applied in a manner that imposes liability on all persons that stand to economically benefit (directly or indirectly) from ownership of Asset-Backed Finance Assets, even if such persons do not exercise control or otherwise exert influence over such issuers (e.g., Shareholders). Lawmakers, regulators and plaintiffs have recently made (and may continue to make) claims along the lines of the foregoing, some of which have been successful. If these liabilities were to arise with respect to the Company or its Asset-Backed Finance Assets, the Company might suffer significant losses and incur significant liabilities and obligations. The having or exercise of control or influence over an issuer could expose the assets of the Company, its Shareholders, the Operating Manager and their respective affiliates to claims by such issuer, its security holders and creditors and regulatory authorities or other bodies. While the Operating Manager seeks to manage the Company to minimize exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether such laws, rules, regulations or court decisions will be expanded or otherwise applied in a manner that is adverse to the Asset-Backed Finance Assets, the Company, and its Shareholders. Moreover, it is possible that, when evaluating a potential asset, the Operating Manager may choose not to pursue or consummate the acquisition of such asset, if any of the foregoing risks may create liabilities or other obligations for any of the Company, the Operating Manager or any of their respective affiliates, the Asset-Backed Finance Assets, partners or employees.

We face risks regarding potential controlled group liability.

Under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code, all members of a group of commonly controlled trades or businesses may be jointly and severally liable for each other’s obligations to any defined benefit pension plans maintained by an entity in the controlled group or to which such entity is obligated to contribute. These obligations may include the obligation to make required pension contributions, the obligation to fund any deficit amount upon pension plan termination and the obligation to pay withdrawal liability owed to a multi-employer (union) plan to which such entity makes contributions if the entity withdraws from an underfunded multi-employer pension plan. A 2013 U.S. Federal Appeals court decision found that certain supervisory and portfolio management activities of a private equity fund could cause a fund to be considered a trade or business for these purposes, and thus, liable for withdrawal liability owed by a fund’s portfolio company to an underfunded multi-employer plan which covered the employees of the portfolio company. Accordingly, if the Company invested in a control type investment and if the Company were found to be engaged in a “trade or business” for ERISA purposes, the Company and the various entities in which the Company has a control type investment could be held liable for the defined benefit pension obligations of one or more of such investments. See also “—Being a control person in a company may give rise to increased risk of liability for the Company and the Operating Manager, which could adversely affect a portion of our assets” above.

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

The Company and its Asset-Backed Finance Assets regularly seek to acquire new debt and refinance existing debt, including in the liquid debt markets, and significant declines in pricing of debt securities or other financial instruments or increases in interest rates, or other disruptions in the credit markets, would make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings. Tightening of loan underwriting standards, which often occurs during market disruptions, can have a negative impact, including through reduction of permitted leverage levels and increased requirements for borrower quality. The Company’s ability to generate attractive investment returns will be adversely affected by any worsening of financing terms and availability.

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

Financial difficulties experienced by distressed Asset-Backed Finance Assets may never be overcome and may lead to uncertain outcomes, including causing such Asset-Backed Finance Asset to become subject to bankruptcy proceedings. See “—If an Asset-Backed Finance Asset is involved in a bankruptcy proceeding, the Company could be adversely affected” below. Such acquisitions could, in certain circumstances, subject the Company to certain additional potential liabilities that may exceed the value of the Company’s original investment therein. In addition, under certain circumstances, payments to the Company and distributions by the Company to Shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. Furthermore, acquisitions in restructurings may be adversely affected by statutes related to, among other things, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.

The possibility of litigation between the participants in a reorganization is another consideration that makes any evaluation of the outcome of an investment uncertain. Such uncertainties may also be increased by legal and other factors that limit the ability of the Company or the Operating Manager to be able to obtain reliable and timely information concerning material developments affecting an obligor, or which lengthen a reorganization or liquidation proceeding.

Such acquisitions could also be subject to applicable bankruptcy law and fraudulent conveyance laws, which may vary from jurisdiction to jurisdiction, if the securities relating to such acquisitions were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such securities. If such acquisitions constitute debt and such debt is used for a buyout of shareholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. Under certain circumstances, payments to the Company and distributions by the Company to the Shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Such debt may also be disallowed or subordinated to the claims of other creditors if the Company is found to have engaged in other inequitable conduct resulting in harm to other parties. The Company’s acquisition may be treated as equity if it is deemed to be a contribution to capital, or if the Company attempts to control the outcome of the business affairs of a company prior to its filing under the applicable bankruptcy laws. While the Company will attempt to avoid taking the types of action that would lead to such liability, there can be no assurance that such claims will not be asserted or that the Company will be able to defend against them successfully.

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

The Company and/or Asset-Backed Finance Assets may use total return swaps which involves risks relating to liquidity and tax treatment.

The Company and/or Asset-Backed Finance Assets may utilize customized derivative instruments, such as a total return swap (“TRS”), to receive synthetically the economic attributes associated with an acquisition in a security or financial instrument or a basket of securities or financial instruments. In lieu of a TRS, the Company may also use one or more special purpose vehicles to borrow under a subscription line credit facility. A TRS allows shareholders to gain exposure to an underlying instrument without actually owning the instrument. In these swaps, the total return (interest, fixed fees and capital gains/losses on an underlying credit instrument) is paid to a shareholder in exchange for a floating rate payment. A TRS may be a leveraged interest in the underlying instrument. Because swap maturities may not correspond with the maturities of the credit instruments underlying the swap, swaps may need to be renewed as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and, if they do not renew, that the Company and/or an Asset-Backed Finance Asset, as applicable, would be able to obtain suitable replacement providers. TRS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks. There may be circumstances in which the Operating Manager would conclude that the best or only means by which the Company and/or an Asset-Backed Finance Asset could make a desirable acquisition is through the use of such derivative structures. The Company and/or its Asset-Backed Finance Assets may be exposed to certain risks should the Operating Manager use derivatives as a means to implement synthetically its strategies. If the Company and/or an Asset-Backed Finance Asset enters into a derivative instrument whereby it agrees to receive the economic return of an individual security or financial instrument or a basket of securities or financial instruments, it will typically contract to receive such returns for a predetermined period of time. During such period, the Company and/or such Asset- Backed Finance Asset, as applicable, may not have the ability to increase or decrease its exposure. In addition, such customized derivative instruments are expected to be highly illiquid and it is possible that the Company and/or such Asset-Backed Finance Asset, as applicable, will not be able to terminate such derivative instruments prior to their expiration date or that the penalties associated with such a termination might impact the Company’s performance in a materially adverse manner. In the event the Company and/or an Asset-Backed Finance Asset, as applicable, seeks to participate through the use of such synthetic derivative acquisitions, it may not acquire any voting interests or other shareholder rights that would be acquired with a direct acquisition of the underlying asset, securities or financial instruments. Accordingly, the Company and/or such Asset-Backed Finance Asset may not be able to participate in matters submitted to a vote of the shareholders or other holders of record. In addition, the Company and/or such Asset-Backed Finance Asset, as applicable, may not receive all of the information and reports to shareholders that it would receive with a direct acquisition. Further, the counterparty to any such customized derivative instrument may be paid structuring fees and ongoing transaction fees, which will reduce the performance of the Company and/or such Asset-Backed Finance Asset, as applicable. Finally, the tax treatment of such customized derivative instruments may be uncertain and, if the tax treatment of such instruments is successfully challenged by the IRS (as defined below) or any other taxing authority, the Company may directly or indirectly bear tax liabilities in respect of such instrument and/or a Shareholder’s after-tax return from its investment in the Company may be adversely affected.

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

We may acquire Structured Products either from third parties or subsidiaries where the performance of such assets is subject to greater risk because they are (i) subject to greater volatility than acquiring an asset or other security directly from the underlying market and (ii) potentially subject to enhanced regulatory requirements that may increase the chance of losses on our investments in those Structured Products.

The Company’s subsidiaries may acquire from third parties, or cause certain subsidiaries to issue and to the Company, securities backed by, or representing interests in, certain underlying instruments (“Structured Products”). The cash flow on the underlying instruments may be apportioned among the Structured Products to create securities with different characteristics such as varying maturities, payment priorities and interest rate provisions and the extent of the payments made with respect to the Structured Products is dependent on the extent of the cash flow on the underlying instruments. The Company may invest in Structured Products that represent derived positions based on relationships among different markets or asset classes.

The performance of Structured Products will be affected by a variety of factors, including priority in the capital structure of the issuer, the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets.

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

Certain of our subsidiaries that issue Structured Products may rely on the exclusion from the definition of investment company set out in Rule 3a-7 under the Investment Company Act. Rule 3a-7 is available to certain structured financing vehicles that do not issue redeemable securities and are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities or other securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by management investment companies (e.g., mutual funds). Rule 3a-7 also requires, among other things, that the issuer appoint a trustee for the safekeeping of the financial assets. Each of these Rule 3a-7 subsidiaries that issue Structured Products is subject to an indenture(or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the Rule 3a-7 subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a Rule 3a-7 subsidiary cannot acquire or dispose of assets primarily to enhance returns to holder of its Structured Products; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the Rule 3a-7 subsidiary’s relevant transaction documents. A Rule 3a-7 subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the Investment Company Act and the subsidiary’s relevant transaction documents. As a result of these restrictions, our Rule 3a-7 subsidiaries may suffer losses on their assets and we may suffer losses on our Structured Products issued by those subsidiaries.

The Company and/or its Asset-Backed Finance Assets has and may in the future engage in a variety of over-the-counter and other derivative transactions as part of their hedging or other strategies, which may subject the Company to increased risk or adversely affect the Company’s business. The Company could buy or sell options which involves the risk of losing the value of or incurring liability relating to those options.

The Company, through its subsidiaries and/or its Asset-Backed Finance Assets has and may in the future engage in a variety of over-the-counter (“OTC”) and other derivative transactions as part of their hedging or acquisition strategies, including total return swaps on individual or baskets of assets, interest rate swaps, credit default swaps, repurchase agreements, forward contracts, purchases and sales of commodity futures, put and call options, floors, collars or other similar arrangements and derivative transactions. Both the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and EU Regulation No 648/2012 on over-the-counter derivatives, central counterparties and trade repositories (also known as “EMIR”) set forth a comprehensive regulatory framework applicable to OTC swaps and other derivatives.

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

 The Company has and may in the future enter into repurchase or reverse repurchase agreements which involves the risk of market volatility.

The Company and/or its Asset-Backed Finance Assets has and may in the future enter into repurchase and reverse repurchase agreements. Under a repurchase agreement, the Company and/or an Asset-Backed Finance Asset, as applicable, “sells” financial instruments and agrees to repurchase them at a specified date and price. Repurchase agreements may involve the risk that the market value of the financial instruments purchased with the proceeds of the repurchase agreement by the Company and/or such Asset-Backed Finance Asset may decline below the price of the financial instruments the Company and/or such Asset-Backed Finance Asset has sold but is obligated to repurchase. In the event the buyer of financial instruments under a repurchase agreement files for bankruptcy or becomes insolvent, such buyer or its trustee or receiver may receive an extension of time to determine whether to enforce the obligation of the Company and/or such Asset-Backed Finance Asset, as applicable, to repurchase the financial instruments, and the Company’s and/or such Asset-Backed Finance Asset’s, as applicable, use of the proceeds of the repurchase agreement may effectively be restricted pending such decision. To the extent that, in the meantime, the value of the financial instruments that the Company and/or such Asset-Backed Finance Asset, as applicable, has purchased has decreased, it could experience a loss. In a reverse repurchase transaction, the Company and/or an Asset-Backed Finance Asset “buys” financial instruments from another party, subject to the obligation of the other party to repurchase such financial instruments at a negotiated price. If the seller of financial instruments to the Company and/or such Asset-Backed Finance Asset defaults on its obligation to repurchase the underlying financial instruments, as a result of its bankruptcy or otherwise, the Company and/or such Asset-Backed Finance Asset, as applicable, will seek to dispose of such financial instruments, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy laws, the Company and/or such Asset-Backed Finance Asset, as applicable, may be restricted in its ability to dispose of the underlying financial instruments. It is possible, in a bankruptcy or liquidation scenario, that the Company and/or such Asset-Backed Finance Asset, as applicable, may not be able to substantiate its interest in the underlying financial instruments. Finally, if a seller defaults on its obligation to repurchase financial instruments, the Company and/or such Asset-Backed Finance Asset, as applicable, may suffer a loss to the extent that it is forced to liquidate the purchased financial instruments in the market, and proceeds from the sale of the underlying financial instruments are less than the repurchase price agreed to by the defaulting seller.

The Company has and may in the future enter into credit derivative transactions which involve many risks, upon which opinions may differ.

As part of its strategy, the Company, through its subsidiaries, has and may in the future enter into credit derivative transactions. Credit derivatives are transactions between two parties which are designed to isolate and transfer the credit risk associated with a third party (the “reference entity”). Credit derivative transactions in their most common form consist of credit default swap transactions under which one party (the “credit protection buyer”) agrees to make one or more payments in exchange for the other party’s (the “credit protection seller”) obligation to assume the risk of loss if an agreed upon “credit event” occurs with respect to the reference entity. Credit events are specified in the contract and are intended to identify the occurrence of a significant deterioration in the creditworthiness of the reference entity (mainly a default on a material portion of its outstanding obligations or a bankruptcy, or in some cases, a restructuring of its debt). Upon the occurrence of a credit event, credit default swaps may be cash settled (either directly or by way of an auction) or physically settled. If the transaction is cash settled, the amount payable by the credit protection seller following a credit event will usually be determined by reference to the difference between the nominal value of a specified obligation of the reference entity and its market value after the occurrence of the credit event (which sometimes may be established in an industry-wide auction process). If the transaction is physically settled, the credit protection buyer will deliver an obligation of the reference entity that is either specified in the contract or that meets the requirements described therein to the credit protection seller in return for the payment of its nominal value.

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

Our LLC Agreement includes a jury trial waiver that could limit the ability of Shareholders to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company.

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

As permitted by the LLC Act, our LLC Agreement provides that, subject to certain exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for any suit, action or proceeding seeking to enforce any provision of, or based on any matter arising out of or in connection with, the LLC Agreement or the transactions contemplated thereby, including any claim or cause of action (whether in contract, tort, statute, common law or otherwise) that may be based upon, arise out of or relate to the negotiation, execution or performance of the LLC Agreement including claims (A) based upon, arising out of or related to a representation or warranty made in connection with the LLC Agreement or an inducement to enter into the LLC Agreement, (B) brought derivatively on behalf of the Company or a Series, (C) asserting a breach of a duty, including a fiduciary duty, owed by any current or former Director, officer, employee, Operating Manager, Member or Shareholder of the Company or a Series or any Affiliate thereof, to the Company, any Series, the Shareholder or the Members, (D) arising pursuant to any provision of the LLC Act or the LLC Agreement or (E) governed by the internal affairs doctrine. This provision of our LLC Agreement does not provide exclusive jurisdiction to the Court of Chancery of the State of Delaware or the United States District Court for the District of Delaware for actions or proceedings brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder or claims for which federal courts have exclusive jurisdiction. Also, this provision of our LLC Agreement does not apply to actions or proceedings that do not seek to enforce any provision of, or are not based in any action or proceeding arising out of or relating to, our LLC Agreement.

To prevent the Company from having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our LLC Agreement provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This forum selection clause may have the effect of increasing Shareholders’ difficulty in bringing claims against us or our directors, members, managers, officers or employees or their affiliates, potentially increasing the costs associated with bringing such claims and discouraging such claims. Any such provision in the Company’s LLC Agreement remains subject to any related substantive requirements under the Securities Act.

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

Certain clients of financial intermediaries who purchased Founder Shares or Anchor Shares may have a lower Management Fee and Performance Fee and others fees associated with them compared with other Investor Shares offered. Investors may not know whether their financial intermediaries will be eligible to acquire the Founder Shares or Anchor Shares.

Founder Shares were offered to investors during the Initial Offer Period, and thereafter only (a) in connection with the DRIP and (b) to clients of designated Founder Intermediaries. Anchor Shares are not being offered to all investors, but only to clients of certain financial intermediaries designated by the Company or the Dealer Manager as Anchor Intermediaries.

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

Research and creative tools that harness generative artificial intelligence (collectively, “Computer and Algorithmic Research Tools”), as well as other machine learning techniques, will continue to become more accessible to Apollo, to the Company and to the Company’s Asset-Backed Finance Assets. Prospective investors should anticipate that Apollo will utilize Computer and Algorithmic Research Tools in connection with its business activities, including acquisition activities. The use of Computer and Algorithmic Research Tools brings with it known, anticipated, and as-yet-unknown risks and conflicts, including the risk that Apollo’s compliance and operational policies and procedures will not anticipate every potential issue and conflict, and that Apollo’s surveillance and control systems might not be sufficient to identify every instance of non-compliance. Among other things, this means that Apollo’s policies and procedures relating to Computer and Algorithmic Research Tools will continue to evolve rapidly, and without notice to investors. As is the case with all third-party services and products, Apollo will exercise appropriate levels of review and testing before deployment, but the relative novelty of Computer and Algorithmic Research Tools likely will result in more incorrect or unclear inputs into Apollo’s acquisition and operations process. This could lead to an increase in interpretative issues, errors of judgment and systems errors, which could have an adverse impact on us, our reputation and business, notwithstanding the benefits that deploying new services and products is expected to create. Where appropriate, Apollo will work with providers and vendors to improve or fix licensed services and products, but that will not always be the case. To the extent that Apollo develops proprietary Computer and Algorithmic Research Tools, similar risks will exist.

Apollo’s use of Computer and Algorithmic Research Tools are subject to its policies and procedures on cybersecurity, privacy, confidentiality. However, the effectiveness of those policies when using Computer and Algorithmic Research Tools is dependent on the licensor adhering to its contractual commitments and to applicable law, as well as the effectiveness of the licensor’s (and Apollo’s) cybersecurity, systems and other structural safeguards being effective in design and operation. To the extent that there is breach or failure in any of these safeguards, investors could be harmed by the theft, misappropriation or release of their confidential information, or by an impairment in the value of the Company’s assets directly or indirectly caused by such breach or failure.

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

Artificial intelligence technologies could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

Technological developments in artificial intelligence technologies (“AI Technologies”) and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. AI Technologies could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows. We also face competitive risks if we fail to adopt AI Technologies in a timely fashion. Through our use of AI Technologies, we and our Operating Manager avail ourselves of the potential benefits, insights and efficiencies resulting from these technologies. For example, the employees of our Operating Manager can utilize internal generative AI-powered applications to help summarize, search or translate documents or gather information on a wide variety of topics. However, these technologies also present a number of potential risks that cannot be fully mitigated. If the data we, our Operating Manager, our affiliates, our Asset-Backed Finance Assets or third parties whose services we rely on, use in connection with the possible development or deployment of AI Technologies (including employee data and data related to, or used in, workplace operations) is incomplete, incorrect, inadequate or biased in some way, it may result in flawed algorithms, reduce the effectiveness of AI Technologies, adversely impact us and our operations, and could subject us to legal and regulatory investigations and/or actions. There is also a risk that AI Technologies and data used therewith may be misused or misappropriated by our third-party service providers or other third parties. Further, we may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, including material non-public information, unavoidable deficiencies in the practices associated with data collection, training AI technology on large data sets and big data analytics and difficulties in validating data could have an adverse impact on our reputation, subject us to legal and regulatory investigations and/or actions and create competitive risk. Additionally, the volume and reliance on data and algorithms also make AI Technologies, and in turn us, more susceptible to cybersecurity threats, including compromising underlying models, training data, or other intellectual property. We could be exposed to risks to the extent of our use or third-party service providers, or any counterparties use of AI Technologies in their business activities. The costs of preparing for, monitoring and complying with laws and regulations related to AI Technologies, and any claims or penalties as the result of any use of or reliance on AI Technologies, could, if applicable, adversely affect us, us and/or third parties connected to us (whether directly or indirectly), which could adversely affect our business and results of operations.

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

The Company, the Operating Manager , and their affiliates rely extensively on computer programs and systems (and may rely on new systems and technology in the future) for various purposes, including trading, clearing and settling transactions, evaluating certain acquisitions, monitoring its portfolio and net capital, processing shareholder data and administration of the Company and generating risk management and other reports, all of which are critical to oversight of the Company’s activities. Certain of the Company’s and the Operating Manager’s operations will be dependent upon systems operated by third parties, including prime brokers, administrators, depositaries, market counterparties and their sub-custodians and other service providers. The Company’s service providers, including any Affiliated Service Providers, may also depend on information technology systems, and, notwithstanding the diligence that the Company or the Operating Manager may perform on its service providers, the Company may not be in a position to verify the risks or reliability of such information technology systems. The rapid evolution and increasing prevalence of Computer and Algorithmic Research Tools (as defined below) may also increase our cybersecurity risks, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts as a result of the use of such Computer and Algorithmic Research Tools.

The Company, the Operating Manager, their respective affiliates and their respective service providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to the Company, Shareholders or Asset-Backed Finance Assets, without limitation, by interfering with the processing of transactions, affecting the Company’s or an Asset’s ability to conduct valuations or impeding or sabotaging trading or operations.

The Company and its Asset-Backed Finance Assets may be subject to substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, payments made and costs incurred in connection with ransomware attacks, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse shareholder reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Company and the Operating Manager (which in turn is generally entitled to indemnification by the Company) and the Asset-Backed Finance Assets to civil liability as well as regulatory inquiry and/or action. Shareholders could also be exposed to losses resulting from unauthorized use of their personal information. Similar types of cybersecurity risks also are present for the Asset-Backed Finance Assets which the Company acquires, which could affect their business and financial performance, resulting in material adverse consequences for such Asset-Backed Finance Assets and other issuers and causing the Company’s assets to lose value. In addition, there are increased risks relating to the Operating Manager’s, Affiliated Services Providers’ and the Asset-Backed Finance Assets’ reliance on computer programs and systems when personnel are required to work remotely for extended periods of time, including in connection with events such as the outbreak of infectious disease or other adverse public health developments or natural disasters, which risks include an increased risk of cyber-attacks and unauthorized access to their computer systems.

Additionally, although the prevalence and scope of applications of distributed ledger technology, cryptocurrency and similar technologies is growing, the technology is nascent and may be vulnerable to cyberattacks or have other inherent technological weaknesses. We and the assets we manage are exposed to risks, and may become exposed to additional risks, related to distributed ledger technology and the financial products that use it, such as blockchain, cryptocurrencies and other digital assets, or decentralized finance and related applications; our reliance on companies that use, develop or rely on distributed ledger technology; use of distributed ledger technology by third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries with whom we transact; and the receipt of cryptocurrencies or other digital assets as collateral. Market volatility of financial products using distributed ledger technology may increase these risks and may also expose us to increased compliance risks.

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

It is possible that these conflicts may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. For example, any global energy crisis, including as a result of restrictions on Russia’s energy exports or any future continuation or expansion of the Middle East conflicts, including those in and related to conflicts with Iran, could similarly have an adverse impact on certain of the geographies where we do business and certain business and operations of the portfolio companies of Apollo. We cannot predict the impact these conflicts may have on the global economy or our business, financial condition and operations in the future. These conflicts may also heighten the impact of other risks described herein. Expanding geopolitical tensions and social unrest, and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and the Company or its Asset-Backed Finance Assets, including a material adverse effect on the Company’s financial condition and results of operations.

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

Recent macroeconomic conditions have been shaped by increasingly fragmented global growth and a more volatile and transactional policy environment. Economic performance has diverged across regions, with relatively resilient demand in the U.S. offset by weaker growth in parts of Europe and a slowdown in China, while global trade and investment flows have been influenced by heightened geopolitical tensions and a shift toward trade nationalism and industrial policy. Governments have increasingly relied on tariffs, export controls, investment screening and other policy tools to advance domestic economic and national security objectives, contributing to supply-chain reconfiguration, front-loading of imports, higher costs and reduced visibility into cross-border activity. These developments have increased uncertainty around global demand, pricing, capital allocation and exit environments, which could adversely affect our Asset-Backed Finance Assets’ valuations, the availability and cost of financing, the timing and execution of asset sales and refinancings, and the performance of the assets we own.

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

Moreover, the Company may be impacted by various climate-related transition risks, including increased focus by international, federal, state and local regulatory and legislative bodies, particularly in the EU and UK, on current and future laws, regulations, treaties or international agreements related to the emission of greenhouse gases (“GHGs”) such as methane and CO2 and energy policies and sustainability practices more generally that could increase the compliance costs of certain Asset-Backed Finance Assets, including state actions to develop statewide or regional programs to reduce GHG emissions and energy costs. Proposed approaches to further regulate GHG emissions in several U.S. states include establishing GHG “cap-and-trade” programs, increased efficiency standards and incentives or mandates for pollution reduction, use of renewable energy sources or use of alternative fuels with lower carbon content. Adoption of any such laws or regulations could increase Asset-Backed Finance Assets’ costs to operate and maintain assets and could require the installation of new emission controls, acquire allowances for GHG emissions, tax payments related to GHG emissions and the administration and management of a GHG emissions program. These more restrictive regulations could materially impact the revenues and expenses available to service the Asset-Backed Finance Assets.

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

As a result of physical impacts from climate-related events, the Company may be vulnerable to the following: risks of damage to the Company’s Asset-Backed Finance Assets; indirect financial and operational impacts from disruptions to the operations of the Company’s assets due to severe weather or other unforeseen climate-related events; increased insurance premiums and deductibles or a decrease in the availability of coverage for Asset-Backed Finance Assets in areas subject to severe weather events; increased insurance claims and liabilities; increase in energy cost impacting operational returns; changes in the availability or quality of water or other natural resources on which businesses assets depend; decreased consumer demand for relevant products or services resulting from physical changes associated with climate change; incorrect long-term valuation of an equity asset due to changing conditions not previously anticipated at the time of the acquisition; and economic disturbances arising from the foregoing.

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

Accordingly, based upon such Series II Shareholder’s particular tax situation and depending upon whether they reinvest such distributions pursuant to the DRIP, their tax liability might exceed cash distributions made to such Series II Shareholders, in which case such excess tax liabilities arising from the ownership of Series II Shares would need to be satisfied from a Series II Shareholder’s own funds.

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

The value of our Series II Shares to Shareholders will depend in part on the treatment of Series II as a partnership for U.S. federal income tax purposes. However, in order for Series II to be treated as a partnership for U.S. federal income tax purposes, under present law, 90% or more of Series II’s gross income for every taxable year must consist of “qualifying income,” as defined in Section 7704 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and Series II must not be required to register under the Investment Company Act if it were a U.S. corporation, or another exception to the “publicly traded partnership” rules must apply. Although Series II seeks to continue to operate in a manner such that it will meet the 90% test described above in each taxable year, Series II may not meet such requirement, or current law may change so as to cause, in either event, Series II to be treated as a corporation for U.S. federal income tax purposes. If Series II were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and Series II.

Series II and its subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders.

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

Pursuant to legislation governing U.S. tax audits enacted by the U.S. Congress in 2015, as subsequently amended, the regulations promulgated and the guidance issued thereunder, and similar state or local tax rules (collectively, the “BBA Rules”), unless Series II makes the election described below, the IRS is generally permitted to determine adjustments to Series II tax items, and assess and collect taxes attributable thereto (including any applicable penalties and interest), at the Series II level in the tax year during which the audit is finalized (the “adjustment year”). In this case, Shareholders of Series II in the adjustment year, rather than the persons that were Shareholders during Series II tax year under audit (the “reviewed year”), would bear the cost of the audit adjustment. In general, under this regime, taxes imposed on Series II would be assessed at the highest rate of tax applicable for the reviewed year and determined without regard to the character of the income or gain, Shareholders’ status or the benefit of Shareholder-level tax attributes (that could otherwise reduce tax due). However, Series II may be able to reduce the underpayment of taxes owed by Series II, to the extent that Series II demonstrates such taxes are allocable to a Shareholder that would not owe any tax by reason of its status as a “tax-exempt entity” or if the character of income is subject to a lower rate of tax.

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

In addition, certain of the Company’s Asset-Backed Finance Assets, such as Asset-Backed Finance Assets that are operating partnerships, will be subject to the rules described above under “—Series II and its subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders,” in which case the BBA Rules would be expected to apply to the Company as a partner therein. The Company may also acquire through tiered partnership structures (including as a minority partner), in which case its capacity to cause a “push out” election to be made in respect of such tiered partnership investment may be limited by the timing of information provided by the underlying Asset- Backed Finance Asset or decisions by the underlying Asset-Backed Finance Asset that the Company may not have control over. Finally, Series I expects to hold certain investments through one or more REIT Subsidiaries (as defined above), which are also subject to the examination of their income and other tax returns by the IRS and other authorities.

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

Series II has taken the position that the reduction of the Management Fee for Special Fees received by the Operating Manager or its affiliates, if any, should not cause Series II or its Shareholders to be treated as being engaged in a U.S. trade or business, but there is a risk that the IRS might take the position that tax-exempt and non-U.S. Series II Shareholders should be treated as having received a portion of such Special Fees and, if such fees were regularly received by Series II, that a tax-exempt or non-U.S. Series II Shareholder’s allocable share of such fees should be treated as UBTI or ECI, as applicable. Additionally, if such Special Fees are treated as being received directly by Series II, such fees would not be qualifying income for purposes of the Qualifying Income Exception, an exception that exists with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for every taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation (the “Qualifying Income Exception”), from the publicly traded partnership rules, and as a result, Series II may not qualify for the Qualifying Income Exception in which case, unless another exception to the publicly traded partnership rules applied, Series II would likely be subject to taxation as a corporation for U.S. federal income tax purposes, and such treatment would materially adversely affect the value of the Series II Shares.

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

Transfer of interests will be prohibited if such transfer would, among other things, result in taxation at the entity level of any REIT Subsidiary (unless such taxation is elected by such entity prior to such transfer), disqualification of the REIT Subsidiary as a REIT. See “Risks Related to Our Company and an Investment in Our Shares— There is no market for the Shares, and Shareholders will bear the risks of owning Shares for an extended period of time due to limited repurchases” and “—There is no public trading market for the Shares; therefore, a Shareholder’s ability to dispose of its Shares will likely be limited to repurchase by us. If a Shareholder sells its Shares to us, the Shareholder may receive less than the price it paid.” above for additional limitations on transfer.

Changes in U.S. tax laws may adversely affect the Company or Shareholders.

Legislation has been previously proposed that includes, among other changes, increases in the corporate and capital gains rates and an overhaul of the international tax rules. President Trump recently signed into law the “One Big Beautiful Bill Act” (the “OBBBA”) which includes several new provisions (and other amendments) to the Code. The impact of the OBBBA and any other potential tax changes on an investment in the Company is uncertain. There can be no assurance that tax laws, including laws impacting the corporate income tax rate, will not change in the future in ways that materially adversely affect the value of a Shareholder’s investment. We and our Shareholders could be adversely affected by any such change in, or any new, tax law, regulation or administrative interpretation.

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

ATAD I-II, DAC6 and the UK MDR Regime may place additional administrative burdens on the Operating Manager’s management team or portfolio investment management and ultimately could lead to increased cost, which could adversely affect profitability.

The European Council has adopted two Anti-Tax Avoidance Directives, Council Directive (EU) 2016/1164 of July 12, 2016 laying down rules against tax avoidance practices that directly affect the functioning of the internal market (“ATAD I”) and Directive 2017/952/EU of May 29, 2017, amending ATAD I as regards hybrid mismatches with third countries (“ATAD II”). The measures included in ATAD I and ATAD II were implemented into Luxembourg law on, respectively, December 21, 2018, and December 20, 2019, and all of them are applicable gradually since January 1, 2019, January 1, 2020 or January 1, 2022, depending on the measure. ATAD I and ATAD II may place additional administrative burdens on the Operating Manager’s management team or portfolio investment management to assess the impact of such rules on the assets of the Company and ultimately could lead to increased cost, which could adversely affect profitability. ATAD I and ATAD II may also impact the returns of the Company.

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

Risks Related to Regulatory Matters

We have certain reporting obligations not applicable to private companies. We will need to make significant capital expenditures to remain in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have an adverse effect on our business.

We are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Developing and maintaining an effective system of internal controls requires significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to maintain an effective system of internal controls and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

The valuation of the assets of the Company will affect the Company’s reported performance. Although valuations of the Company’s assets are performed in accordance with the terms of our valuation guidelines as adopted by the Board, the Company’s assets are investments for which there is no, or a limited, liquid market and the fair value of such assets may not be readily determinable. There is no assurance that the value assigned to an asset at a certain time will accurately reflect the value that will be realized by the Company upon the eventual disposition of the asset and the performance of the Company could be adversely affected if such valuation determinations are materially higher than the value ultimately realized upon the disposition of the asset. Such valuations also may vary from similar valuations performed by independent third parties for similar types of securities or assets.

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

The Company’s and/or the Operating Manager’s processing of personal data associated with their staff and representatives, natural person investors, service provider representatives and others, including the use of third-party processors and cloud-based services to, among other things, store and maintain personal data, imposes legal and regulatory risks. Legal requirements relating to the collection, storage, handling and transfer of personal data continue to develop. Certain activities of the Company and/or the Operating Manager and/or other members of Apollo or its affiliates may, for example, be subject to the EU’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act or the Cayman Islands Data Protection Law, and the U.S. Department of Justice’s final rule on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government Related Data by Countries of Concern (“Bulk Data Rule”).

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

The Bulk Data Rule took effect in April 2025. This rule prohibits or restricts U.S. persons from knowingly directing or engaging in defined classes of transactions that allow persons in countries of concern or those otherwise deemed a “covered person” access to enumerated categories of sensitive data, specifically bulk U.S. sensitive personal data and U.S. government-related data.

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

If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a Benefit Plan Investor under ERISA, this could result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code, and may have to be rescinded, (iii) our management, as well as various providers of fiduciary or other services to us (including the Operating Manager), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code, and (iv) the fiduciaries of Shareholders that are Benefit Plan Investors would not be protected from co-fiduciary liability resulting from our decisions and could be in violation of certain ERISA requirements.

If a prohibited transaction occurs for which no exemption is available, the Operating Manager and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized by the fiduciary on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered thereby as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Operating Manager. With respect to a Benefit Plan Investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital, which could harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest (“Regulation Best Interest”), which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend our Shares to certain retail customers, or the amount of Shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the duty of care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker- dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our Shares, many of which likely exist our ability to raise capital may be adversely affected. Shareholders should ask their broker-dealer or other financial professional about what reasonable alternatives exist for them, and how our offering compares to other types of investments (e.g., listed entities) that may have lower costs, complexities, and/or risks, and that may be available for lower or no commissions. If Regulation Best Interest reduces our ability to raise capital, it may harm our ability to achieve our objectives.

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

Evolving investor-related sentiment to sustainability-related issues could adversely affect our business.

The regulatory and policy environment for sustainability-related investments is evolving and changes to it could adversely affect the Company and its Asset-Backed Finance Assets. Regulators have adopted regulatory regimes that have led to increased oversight of sustainability-related investments and funds, and which have created additional compliance, transaction, data collection, disclosure or other costs, which may negatively affect the returns of the Company. State law developments in the United States have resulted in competing “pro-” and “anti-” sustainability-related investing legislation, policies and initiatives.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to Apollo’s sustainability-related policies may impose additional costs or expose Apollo, the Operating Manager, the Company or Asset-Backed Finance Assets to additional risks. Companies across all industries are facing increasing scrutiny relating to their sustainability-related policies. Investor advocacy groups, certain lenders and other market participants are increasingly focused on sustainability-related practices and in recent years have placed increasing importance on the environmental and societal implications and costs of their investments. At the same time, certain stakeholders have increasingly expressed or pursued opposing views and investment expectations with respect to sustainability-related practices. The increased focus and activism related to sustainability and similar matters may hinder access to capital, as lenders may decide to reallocate capital or to not commit capital as a result of their assessment of sustainability-related practices. These limitations in both the debt and equity capital markets may affect the Company’s ability to grow as its plans for growth may include accessing the equity and debt capital markets. If those markets are unavailable, or if the Company is unable to access alternative means of financing on acceptable terms, or at all, the Company may be unable to implement its business strategy, which would have a material adverse effect on its financial condition and returns and impair the Company’s ability to service its indebtedness. Further, it is possible that the Company or its assets incur additional material costs and require additional resources to monitor, report and comply with wide ranging sustainability-related requirements. The occurrence of any of the foregoing could have a material adverse effect on the Company’s business and overall returns.

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

Cybersecurity Governance

The AGM Board of Directors’ oversight of Apollo’s cybersecurity risk management is supported by the audit committee of the AGM Board of Directors (the “AGM audit committee”), the AAM Global Risk Committee, the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. The AGM Board of Directors, the AGM audit committee, the AAM Global Risk Committee, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo’s risk management professionals, AGM’s CISO, and other members of Apollo’s management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Apollo’s Technology, Legal, Compliance, and ERM teams. The group generally meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn generally reports to the AAM Global Risk Committee on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM’s board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM Board of Directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM’s CISO, as well as from Athene’s CISO, at least annually.

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

As part of the risk management oversight (including oversight of cyber risks) of the Company’s Board, the Board will regularly interact with, and receive reports from, management of the Company, the Operating Manager, Apollo, and other service providers. The Company’s Board is expected to receive presentations and reports on cybersecurity risks from AGM’s CISO, at least annually, addressing a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to Apollo’s peers and third parties. Additionally, Apollo and other service providers are expected to periodically report to management as it relates to the Company’s cybersecurity practices.

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

Item 2. Properties

Our corporate headquarters are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and are provided by the Operating Manager. As of December 31, 2025, we did not own any real estate or other physical properties materially important to our operations. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Shares are being offered on a monthly basis at NAV per Share (generally measured as of the end of the month immediately preceding the date of the allocation of Shares to subscribing Shareholders), plus any applicable upfront selling commissions and dealer manager fees. The NAV per Share, which is generally equal to the transaction price, as of the date on which an investor makes a subscription request, may be significantly different than the offering price such investor pays at the NAV per Share on the date of the allocation of Shares to such investor. Each type of Shares may have a different NAV per Share because distribution, shareholder servicing, management and performance fees differ with respect to each type.

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

Holders

As of March 26, 2026, the Company had the below number of holders of record for each outstanding type of Shares:

Type	Number of Holders
Series I
A-I shares	106
E shares	9
F-I shares	438
F-S shares	1
P-I shares	2
P-S shares	11
T-I shares	147
T-S shares	451
I shares	84
S shares	1
Series II
A-I shares	349
E shares	19
F-I shares	859
F-S shares	2
P-I shares	6
P-S shares	276
T-I shares	396
T-S shares	867
I shares	200
S shares	1
BD shares	6

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

Distributions

The Series seek to pay regular monthly distributions at an attractive distribution yield to Shareholders of record. However, there can be no guarantee that any Series will pay monthly distributions consistently and at a specific rate, or at all. While we expect the Series to issue regular monthly distributions, and accordingly, the Series will be subject to Delaware distribution rules with respect to limited liability companies, the Series do not, and are not expected to, have a written distribution policy. The ultimate decision to issue distributions will be a case-by-case determination by the Board. If the Company decides to adopt a distribution policy, it will provide appropriate disclosure in advance. Due to tax considerations and other factors, the amount of the distributions ultimately received by Shareholders in each Series may differ, but distribution amounts are expected to be based primarily on the joint underlying economic interests of the Series in the Asset-Backed Finance Assets. The record date for distributions will be the last calendar day of the month immediately preceding the distribution. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.” See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Distributions" for a discussion of the Company's distributions declared for the year ended December 31, 2024 and for the year ended December 31, 2025.

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

During the three months ended December 31, 2025, the Company repurchased Shares in the following amounts pursuant to its Repurchase Plan:

For the Three Months ended Dec 31, 2025
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 to October 31, 2025	-	$-	$-	$-
November 1, 2025 to November 30, 2025	226,905	$25.70	$226,905	$-
December 1, 2025 to December 31, 2025	-	$-	$-	$-
Total	226,905	$25.70	$226,905	$-

(1) The Company offers a Repurchase Plan pursuant to which, on a quarterly basis, shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We expect that each Series will conduct quarterly Share repurchases (each, a "Share Repurchase") for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series using the average NAV across both Series as of the end of the immediately preceding three months). Generally, the price at which we make repurchases of our Shares will equal the NAV per Share of each applicable Share type of each applicable Series ("NAV per Share") as of the last calendar day of the applicable, immediately preceding quarter. See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share Repurchases” in this Annual Report on Form 10-K for more information regarding the Company’s Repurchase Plan.

A repurchase window was opened to all share types in January 2026 and closed in February 2026. The transaction price per share for that repurchase window was the NAV per share of each respective share type as of December 31, 2025.

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

ABC employs an acquisition approach centered around Asset-Backed Finance Assets across six key pillars: (1) consumer finance, (2) residential mortgage loans, (3) commercial real estate, (4) hard assets and (5) financial assets (6) capital solutions . We believe we can focus on where the best risk-adjusted opportunities lie at any given point in time and consistently execute on compelling opportunities at attractive valuations. We fund, finance and structure Asset-Backed Finance Assets across our six key pillars. We rely on Apollo’s asset-backed finance platform to source and manage these Asset-Backed Finance Assets. Our executive officers, with the assistance of our Operating Manager, are responsible for making capital allocation decisions proposed by the Operating Manager and overseeing the management of the Company.

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

Results of Operations

From September 22, 2023 through May 2, 2024, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our registration statement on Form 10 automatically became effective on February 11, 2024 and we commenced principal operations on May 3, 2024.

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Asset-Backed Finance Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

For a comparison and discussion of our results of operations and other operating and financial data for the year ended December 31, 2024 as compared to the year ended December 31, 2023, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025.

A discussion of the results of operations for the year ended December 31, 2025 and for the year ended December 31, 2024 (amounts in thousands with the exception of shares and per share data) were as follows:

Revenues

We generate revenues primarily from the management of our Asset-Backed Finance Assets held through our subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Finance Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset-Backed Finance Assets.

Series I, Series II and the Company generated revenues of $19,589, $67,526 and $87,115, respectively, for the year ended December 31, 2025, which includes interest income of $11,167, $39,140 and $50,307, respectively, $4,597, $15,108 and $19,705 of net unrealized appreciation/(depreciation), respectively, and $534, $1,933 and $2,467 of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets, fixed income and debt assets.

Series I, Series II and the Company generated revenues of $851, $3,431 and $4,282 , respectively, for the year ended December 31, 2024, which includes interest income of $834, $3,128 and $3,962, respectively, $(163), $(262) and $(425) of net unrealized appreciation/(depreciation), respectively, and $180, $565 and $745 of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets, fixed income and debt assets.

The increases of $18,738, $64,095 and $82,833 in revenues for each of Series I, Series II and the Company, respectively, was primarily due to the acquisition of Asset-Backed Finance Assets, fixed income and debt assets, that are generating revenue.

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

For the year ended December 31, 2025, the Operating Manager earned Management Fees of $1,092, $3,538 and $4,630 for Series I, Series II and the Company, respectively. For the year ended December 31, 2024, the Operating Manager earned Management Fees of $89, $165 and $254 for Series I, Series II and the Company, respectively.

The increases of $1,003, $3,373 and $4,376 in Management Fees for each of Series I, Series II and the Company, respectively, was primarily due to an increase in net asset value , which was primarily driven by capital raises and revenue generated from the Asset Backed Finance Assets, fixed income and debt assets.

On July 30, 2025, the Company indirectly invested $38,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. The Operating Manager has reduced Management Fees payable by the Company through a reduction in the net asset value used to calculate the

Management Fee equivalent to the fair value of the Company’s investment in RRH. Through December 31, 2025, the Company's invested equity increased to $40,000.

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

For the year ended December 31, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $395, $877 and $1,272, respectively. For the year ended December 31, 2024, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $14, $6 and $20, respectively.

The increases of $381, $871 and $1,252 in distribution and shareholder servicing fees for each of Series I, Series II and the Company, respectively, was primarily due to an increase in capital activity.

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

For the year ended December 31, 2025 and December 31, 2024, there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

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

For the year ended December 31, 2025, the Operating Manager accrued Performance Fees of $1,348, $4,486 and $5,834 for Series I, Series II and the Company, respectively. For the year ended December 31, 2024, the Operating Manager accrued Performance Fees of $12, $- and $12 for Series I, Series II and the Company, respectively.

The increases of $1,336, $4,486 and $5,822 in Performance Fees for each of Series I, Series II and the Company, respectively, are primarily due to an increase in the revenues from the Asset-Backed Finance Assets, fixed income and debt assets.

As of December 31, 2025, the Company's total invested equity is $40,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. As a result, the Operating Manager has reduced the Performance Fees payable by the Company through a reduction in the Total Return used to calculate the Performance Fee equivalent to the Company’s profit from its investment in RRH.

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

Series I, Series II and the Company incurred organizational expenses of $43, $141 and $184, respectively, for the year ended December 31, 2025.

Series I, Series II and the Company incurred organizational expenses of $(279), $1,288 and $1,009, respectively, for the year ended December 31, 2024.

The total decrease of $825 for the Company in organizational expenses from the year ended December 31, 2024 to 2025 was primarily due to the Company incurring lower formation costs.

Series I, Series II and the Company amortized offering expenses of $148, $492 and $640, respectively, for the year ended December 31, 2025. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the financial statements of the Company.

Series I, Series II and the Company amortized offering expenses of $64, $351 and $415, respectively, for the year ended December 31, 2024. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the financial statements of the Company.

The increase of $84, $141 and $225 in amortized offering expenses for each of Series I, Series II and the Company, respectively, from the year ended December 31, 2024 to 2025 was primarily due to an increase in the Company’s capitalization and transaction activity.

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

Series I, Series II and the Company incurred Operating Expenses of $2,842, $9,623 and $12,465, respectively, for the year ended December 31, 2025. These expenses relate to general and administration expenses and director fees.

Series I, Series II and the Company incurred Operating Expenses of $757, $3,876 and $4,633, respectively, for the year ended December 31, 2024. These expenses relate to general and administration expenses and director fees.

The increases of $2,085, $5,747 and $7,832 in Operating Expenses for each of Series I, Series II and the Company, respectively, was primarily due to an increase in the Company's capitalization and transaction activity.

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

For the year ended December 31, 2025, the Operating Manager elected to provide Expense Support of $(1,560), $(5,187) and $(6,747) for expenses incurred by Series I, Series II and the Company, respectively. For the year ended December 31, 2024, the Operating Manager elected to provide Expense Support of $(432), $(5,020) and $(5,452) for expenses incurred by Series I, Series II and the Company, respectively. For the period from September 22, 2023 (date of formation) to December 31, 2023, the Operating Manager elected to provide Expense Support of $(314), $(314) and $(628) for expenses incurred by Series I, Series II and the Company, respectively.

Hedging

The Company and/or its operating subsidiaries employ and expect to continue to employ hedging in support of financing techniques or that is designed to reduce the risks of adverse movements in interest rates, securities prices, commodities prices and currency exchange rates, as well as other risks. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks, including counterparty default, convergence and other related risks. Thus, while the Company and/or its operating subsidiaries may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, commodities prices or currency exchange rates or other events related to hedging activities could result in a poorer overall performance for the Company and/or its operating subsidiaries than if it or its operating subsidiaries had not entered into such hedging transactions.

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

For the Year ended December 31, 2025
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount

Shares Repurchased on 2/10/2025
A-I Shares:	-	-	(19,818)	(499,329)	(19,818)	(499,329)
BD Shares:	-	-	-	-	-	-
E Shares:	-	-	-	-	-	-
F-I Shares:	(3,953)	(100,000)	-	-	(3,953)	(100,000)
F-S Shares:	-	-	-	-	-	-
P-I Shares:	-	-	-	-	-	-
P-S Shares:	-	-	-	-	-	-
T-I Shares:	(7,828)	(200,074)	(1,943)	(49,601)	(9,771)	(249,675)
T-S Shares:	-	-	(985)	(25,119)	(985)	(25,119)
V Shares:	-	-	-	-	-	-
I Shares:	-	-	-	-	-	-
S Shares:	-	-	-	-	-	-

Shares Repurchased on 5/9/2025
A-I Shares:	(3,945)	(99,864)	-	-	(3,945)	(99,864)
BD Shares:	-	-	-	-	-	-
E Shares:	-	-	-	-	-	-
F-I Shares:	(39,714)	(1,011,656)	-	-	(39,714)	(1,011,656)
F-S Shares:	-	-	-	-	-	-
P-I Shares:	-	-	-	-	-	-
P-S Shares:	-	-	-	-	-	-
T-I Shares:	-	-	-	-	-	-
T-S Shares:	-	-	-	-	-	-
V Shares:	-	-	-	-	-	-
I Shares:	-	-	-	-	-	-
S Shares:	-	-	-	-	-	-

Shares Repurchased on 8/8/2025
A-I Shares:	-	-	-	-	-	-
BD Shares:	-	-	-	-	-	-
E Shares:	-	-	(4,091)	(102,955)	(4,091)	(102,955)
F-I Shares:	-	-	-	-	-	-
F-S Shares:	-	-	-	-	-	-
P-I Shares:	-	-	-	-	-	-
P-S Shares:	-	-	-	-	-	-
T-I Shares:	(19,897)	(511,244)	-	-	(19,897)	(511,244)
T-S Shares:	(7,867)	(201,886)	(20,657)	(532,921)	(28,524)	(734,807)
V Shares:	-	-	-	-	-	-
I Shares:	-	-	-	-	-	-
S Shares:	-	-	-	-	-	-

Shares Repurchased on 11/10/2025
A-I Shares:	(13,879)	(353,140)	(9,929)	(253,694)	(23,808)	(606,834)
BD Shares:	-	-	-	-	-	-
E Shares:	-	-	(10,310)	(260,533)	(10,310)	(260,533)
F-I Shares:	(56,321)	(1,441,219)	(7,591)	(195,248)	(63,912)	(1,636,467)
F-S Shares:	-	-	-	-	-	-
P-I Shares:	-	-	-	-	-	-
P-S Shares:	-	-	(124,288)	(3,210,076)	(124,288)	(3,210,076)
T-I Shares:	-	-	-	-	-	-
T-S Shares:	(1,305)	(33,654)	(3,283)	(85,000)	(4,589)	(118,654)
V Shares:	-	-	-	-	-	-
I Shares:	-	-	-	-	-	-
S Shares:	-	-	-	-	-	-

Total Repurchase of Shares	(154,710)	(3,952,738)	(202,894)	(5,214,476)	(357,603)	(9,167,214)

Distributions

For the year ended December 31, 2025, the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below. Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the Company's distribution reinvestment plan:

For the Year ended December 31, 2025
	Series I	Series II	Total
A-I Shares	$1,725	$3,595	$5,319
A-II Shares	$-	$-	$-
BD Shares:	$-	$4,560	$4,560
E Shares	$9	$4,183	$4,192
F-I Shares	$3,532	$14,210	$17,743
F-S Shares	$1	$2	$3
I Shares	$24	$2,021	$2,045
P-I Shares	$0	$62	$62
P-S Shares	$193	$8,502	$8,696
S Shares	$0	$0	$0
T-I Shares	$2,857	$3,998	$6,855
T-S Shares	$2,247	$5,824	$8,071
V Shares	$-	$-	$-
Total Distributions Declared:	$10,589	$46,958	$57,547

Cash Flows

The following table summarizes the changes to our cash flows for the year ended December 31, 2025 and 2024 ($ in thousands):

Cash flows from:	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Operating activities	(1,413,805)	(221,002)
Financing activities	1,441,839	279,587
Net increase/(decrease) in cash and cash equivalents	27,594	58,585

Cash used in operating activities

Our cash flow used in operating activities was $(1,413,805) for the year ended December 31, 2025, an increase of 1,192,803 from the year ended December 31, 2024. The increase primarily relates to the acquisitions of Asset-Backed Finance Assets.

Cash provided by financing activities

Our cash flow provided by financing activities was $1,441,839 for the year ended December 31, 2025, an increase of $1,161,812 from the year ended December 31, 2024. The increase primarily relates to the proceeds from issuance of shares and notes borrowings.

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

The Company’s Asset-Backed Finance Assets were comprised of 89% fixed rate investments and 11% floating rate investments, with fair values of $3,919,020 and $492,213, respectively, as of December 31, 2025. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $4,922 with respect to the floating rate investments.

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

Hedging

The Company and/or its operating subsidiaries may employ hedging that is designed to reduce the risks of adverse movements in interest rates, securities prices, and other risks, such as counterparty default, convergence and other related risks. See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2. Significant Accounting Policies” and “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Derivative Instruments” for additional disclosures regarding the use of hedging and derivative instruments.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34) 92

Consolidated Statements of Assets and Liabilities for the Years Ended December 31, 2025 and 2024 93

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024

and for the period from September 22, 2023 ("the Date of Formation") through December 31, 2023 96

Consolidated Statement of Changes in Net Assets for the Years Ended December 31, 2025, 2024

and for the period from September 22, 2023 ("the Date of Formation") through December 31, 2023 97

Consolidated Statement of Cash Flows for the Years Ended December 31, 2025, 2024

and for the period from September 22, 2023 ("the Date of Formation") through December 31, 2023 98

Consolidated Condensed Schedule of Investments for the Years Ended December 31, 2025 and 2024 99

Notes to Consolidated Financial Statements 104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Apollo Asset Backed Credit Company LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Apollo Asset Backed Credit Company LLC, Apollo Asset Backed Credit Company LLC - Series I, and Apollo Asset Backed Credit Company LLC - Series II (collectively, the "Company"), including the consolidated condensed schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for the years ended December 31, 2025, 2024 and the period from September 22, 2023 (Date of Formation) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, cash flows, and the changes in net assets for the years ended December 31, 2025, 2024 and the period from the September 22, 2023 (Date of Formation) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 26, 2026

We have served as the Company's auditor since 2023.

Part I. Financial Information

Item 1. Financial Statements

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of December 31, 2025			As of December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value	$305,789	$1,271,916	$1,577,705	$62,055	$151,402	$213,457
(cost at December 31, 2025 of $300,563; $1,254,976; $1,555,539, respectively and at December 31, 2024 of $62,730; $152,686; $215,416, respectively)
Derivative assets, at fair value	8,924	37,118	46,042	3,099	7,562	10,661
(cost at December 31, 2025 of $8,771; $35,278; $44,049, respectively and at December 31, 2024 of $2,553; $6,448; $9,001, respectively)
Cash and cash equivalents	24,031	62,150	86,181	16,817	41,770	58,587
Due from Operating Manager	2,486	10,341	12,827	1,767	4,312	6,079
Interest receivable	2,740	19,670	22,410	406	948	1,354
Deferred offering expenses	416	1,730	2,146	810	1,976	2,786
Capital subscriptions receivable	-	11,238	11,238	540	-	540
Dividends receivable	1,833	7,626	9,459	-	-	-
Receivable for investments sold	16,773	69,766	86,539	5	11	16
Prepaid expenses and other assets	18,759	13,888	32,647	1,026	2,364	3,390
Total assets	$381,751	$1,505,443	$1,887,194	$86,525	$210,345	$296,870

Liabilities
Derivative liabilities, at fair value	$966	$4,020	$4,986	$38	$93	$131
(cost at December 31, 2025 of ($5);($17); ($22), respectively and at December 31, 2024 of $6; $20; $26, respectively)
Repurchase agreements	33,228	138,210	171,438	-	-	-
Notes payable	995	1,071	2,066	751	751	1,502
Payable for investments purchased	1,621	6,741	8,362	1,409	3,436	4,845
Due to Operating Manager	2,778	11,555	14,333	2,133	5,205	7,338
Distributions payable	1,597	7,295	8,892	741	3,290	4,031
Interest payable	1,426	14,216	15,642	5	5	10
Performance fees payable	1,339	4,485	5,824	12	-	12
Management fees payable	469	1,829	2,298	-	-	-
Capital repurchases payable	11,238	-	11,238	-	-	-
Capital subscriptions received in advance	-	-	-	-	450	450
Other accrued expenses and liabilities	14,169	15,836	30,005	427	903	1,330
Total liabilities	$69,826	$205,258	$275,084	$5,516	$14,133	$19,649
Commitments and contingencies (Note 8)
Total net assets	$311,925	$1,300,185	$1,612,110	$81,009	$196,212	$277,221

	As of December 31, 2025			As of December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share

A-I Shares:
Net assets	$42,199	$73,178	$115,377	$15,638	$26,260	$41,898
Shares outstanding	1,659,560	2,861,594	4,521,154	621,948	1,042,219	1,664,167
Net asset value per share	$25.43	$25.57	$25.52	$25.14	$25.20	$25.18

A-II Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

BD Shares:
Net assets	$-	$168,362	$168,362	$-	$-	$-
Shares outstanding	-	6,468,338	6,468,338	-	-	-
Net asset value per share	$-	$26.03	$26.03	$-	$-	$-

E Shares:
Net assets	$155	$55,195	$55,350	$122	$53,584	$53,706
Shares outstanding	6,005	2,182,241	2,188,246	4,780	2,144,306	2,149,086
Net asset value per share	$25.78	$25.29	$25.29	$25.52	$24.99	$24.99

F-I Shares:
Net assets	$123,525	$407,334	$530,859	$25,232	$56,982	$82,214
Shares outstanding	4,831,239	15,823,002	20,654,241	997,457	2,250,251	3,247,708
Net asset value per share	$25.57	$25.74	$25.70	$25.30	$25.32	$25.31

F-S Shares:
Net assets	$3	$70	$73	$3	$3	$6
Shares outstanding	110	2,730	2,840	110	110	220
Net asset value per share	$25.63	$25.69	$25.68	$25.41	$25.44	$25.42

I Shares:
Net assets	$5,265	$166,665	$171,930	$-	$-	$-
Shares outstanding	204,643	6,413,485	6,618,128	-	-	-
Net asset value per share	$25.73	$25.99	$25.98	$-	$-	$-

P-I Shares:
Net assets	$3	$1,380	$1,383	$3	$52	$55
Shares outstanding	110	52,655	52,765	110	2,056	2,166
Net asset value per share	$25.20	$26.20	$26.20	$25.03	$25.47	$25.45

P-S Shares:
Net assets	$4,625	$169,044	$173,669	$3	$42,802	$42,805
Shares outstanding	183,629	6,539,833	6,723,462	110	1,679,525	1,679,635
Net asset value per share	$25.19	$25.85	$25.83	$25.03	$25.48	$25.48

	As of December 31, 2025			As of December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share

S Shares:
Net assets	$3	$3	$6	$-	$-	$-
Shares outstanding	110	110	220	-	-	-
Net asset value per share	$25.75	$25.98	$25.87	$-	$-	$-

T-I Shares:
Net assets	$67,614	$115,669	$183,283	$23,526	$10,186	$33,712
Shares outstanding	2,621,481	4,437,597	7,059,078	920,456	398,973	1,319,429
Net asset value per share	$25.79	$26.07	$25.96	$25.56	$25.53	$25.55

T-S Shares:
Net assets	$68,532	$143,284	$211,816	$16,481	$6,342	$22,823
Shares outstanding	2,662,824	5,531,591	8,194,415	645,824	248,807	894,631
Net asset value per share	$25.74	$25.90	$25.85	$25.52	$25.49	$25.51

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.70	$25.60	$25.65	$25.70	$25.60	$25.65

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Operations

(in thousands)

	For the Year ended December 31, 2025			For the Year ended December 31, 2024			For the Period from September 22, 2023 ("the Date of Formation") to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Investment Income
Interest income	$11,167	$39,140	$50,307	$834	$3,128	$3,962	$0	$0	$0
Dividend income	3,291	11,345	14,636	-	-	-	-	-	-
Total investment income	$14,458	$50,485	$64,943	$834	$3,128	$3,962	$0	$0	$0

Expenses
General and administration expenses	$2,702	$9,154	$11,856	$726	$3,676	$4,402	$-	$-	$-
Performance fees	1,348	4,486	5,834	12	-	12	-	-	-
Management fees	1,092	3,538	4,630	89	165	254	-	-	-
Deferred offering expenses amortization	148	492	640	64	351	415	-	-	-
Shareholder servicing fees	395	877	1,272	14	6	20	-	-	-
Director fees	140	469	609	31	200	231	-	-	-
Organizational expenses	43	141	184	(279)	1,288	1,009	314	314	628
Interest and other debt expenses	442	1,076	1,518	64	71	135	-	-	-
Total expenses	$6,310	$20,233	$26,543	$721	$5,757	$6,478	$314	$314	$628
Less: Expense support from Operating Manager	(1,560)	(5,187)	(6,747)	(432)	(5,020)	(5,452)	(314)	(314)	(628)
Net expenses	$4,750	$15,046	$19,796	$289	$737	$1,026	$-	$-	$-
Net investment income before taxes	$9,708	$35,439	$45,147	$545	$2,391	$2,936	$0	$0	$0
Provision for (benefit from) income taxes	3,115	(848)	2,267	95	86	181	-	-	-
Net investment income	$6,593	$36,287	$42,880	$450	$2,305	$2,755	$0	$0	$0

Net realized and net change in unrealized gains (losses) on investments and derivatives:
Net realized gain (loss) on investments	$1,422	$5,346	$6,768	$136	$438	$574	$-	$-	$-
Net realized gain (loss) on derivatives	(306)	(1,447)	(1,753)	25	85	110	-	-	-
Net realized gain (loss) on foreign currency transactions	(582)	(1,966)	(2,548)	19	42	61	-	-	-
Net change in unrealized gain (loss) on investments	5,901	18,224	24,125	(675)	(1,284)	(1,959)	-	-	-
Net change in unrealized gain (loss) on derivatives	(1,310)	(3,164)	(4,474)	502	1,001	1,503	-	-	-
Net unrealized gain (loss) on foreign currency translations	6	48	54	10	21	31	-	-	-
Net realized and net change in unrealized gains (losses) on investments and derivatives	$5,131	$17,041	$22,172	$17	$303	$320	$-	$-	$-
Net increase (decrease) in net assets resulting from operations	$11,724	$53,328	$65,052	$467	$2,608	$3,075	$0	$0	$0

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Changes in Net Assets

(in thousands)

	For the Year ended December 31, 2025			For the Year ended December 31, 2024			For the Period from September 22, 2023 ("the Date of Formation") to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$6,593	$36,287	$42,880	$450	$2,305	$2,755	$0	$0	$0
Net realized gain (loss) on investments	1,422	5,346	6,768	136	438	574	-	-	-
Net realized gain (loss) on derivatives	(306)	(1,447)	(1,753)	25	85	110	-	-	-
Net realized gain (loss) on foreign currency transactions	(582)	(1,966)	(2,548)	19	42	61	-	-	-
Net change in unrealized gain (loss) on investments	5,901	18,224	24,125	(675)	(1,284)	(1,959)	-	-	-
Net change in unrealized gain (loss) on derivatives	(1,310)	(3,164)	(4,474)	502	1,001	1,503	-	-	-
Net unrealized gain (loss) on foreign currency translations	6	48	54	10	21	31	-	-	-
Net increase (decrease) in net assets resulting from operations	$11,724	$53,328	$65,052	$467	$2,608	$3,075	$0	$0	$0

Capital Transactions
Proceeds from issuance of shares	$260,100	$1,102,918	$1,363,018	$81,282	$196,893	$278,175	$1	$1	$2
Repurchase of shares	(30,319)	(5,315)	(35,634)	-	-	-	-	-	-
Distributions declared	(10,589)	(46,958)	(57,547)	(741)	(3,290)	(4,031)	-	-	-
Net increase (decrease) in net assets from capital transactions	$219,192	$1,050,645	$1,269,837	$80,541	$193,603	$274,144	$1	$1	$2
Net increase (decrease) in net assets during the period	$230,916	$1,103,973	$1,334,889	$81,008	$196,211	$277,219	$1	$1	$2
Net assets at beginning of period	81,009	196,212	277,221	1	1	2	-	-	-
Net assets at end of period	$311,925	$1,300,185	$1,612,110	$81,009	$196,212	$277,221	$1	$1	$2

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Cash Flows

(in thousands)

	For the Year ended December 31, 2025			For the Year ended December 31, 2024			For the Period from September 22, 2023 ("the Date of Formation") to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$11,724	$53,328	$65,052	$467	$2,608	$3,075	$0	$0	$0
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(1,422)	(5,346)	(6,768)	(136)	(438)	(574)	-	-	-
Net change in unrealized (gain) loss on investments	(5,901)	(18,224)	(24,125)	675	1,284	1,959	-	-	-
Payments to purchase investments	(457,781)	(2,578,082)	(3,035,863)	(76,146)	(185,418)	(261,564)	-	-	-
Proceeds from sale of investments	221,370	1,481,138	1,702,508	13,552	33,170	46,722	-	-	-
Net realized (gain) loss on derivatives	306	1,447	1,753	(25)	(85)	(110)	-	-	-
Net change in unrealized (gain) loss on derivatives	1,310	3,164	4,474	(502)	(1,001)	(1,503)	-	-	-
Payments to purchase derivatives	(6,206)	(28,793)	(34,999)	(2,559)	(6,468)	(9,027)	-	-	-
Proceeds from sale of derivatives	(307)	(1,447)	(1,754)	25	85	110	-	-	-
Changes in operating assets and liabilities:				-	-	-	-	-	-
(Increase)/decrease in receivable for investments sold	(16,769)	(69,755)	(86,524)	(5)	(11)	(16)	-	-	-
(Increase)/decrease in due from Operating Manager	(719)	(6,029)	(6,748)	(1,453)	(3,998)	(5,451)	(314)	(314)	(628)
(Increase)/decrease in interest receivable	(2,334)	(18,722)	(21,056)	(406)	(948)	(1,354)	-	-	-
(Increase)/decrease in dividends receivable	(1,833)	(7,626)	(9,459)	-	-	-	-	-	-
(Increase)/decrease in deferred offering expenses	394	246	640	(135)	(1,301)	(1,436)	(675)	(675)	(1,350)
(Increase)/decrease in prepaid expenses and other assets, excluding restricted cash(1)	(17,733)	(11,524)	(29,257)	(1,026)	(2,364)	(3,390)
(Increase)/decrease in capital subscriptions receivable	540	(11,238)	(10,698)	-	-	-	-	-	-
Increase/(decrease) in distributions payable	856	4,005	4,861	-	-	-	-	-	-
Increase/(decrease) in due to Operating Manager	645	6,350	6,995	2,133	5,205	7,338	-	-	-
Increase/(decrease) in payable for investments purchased	212	3,305	3,517	1,409	3,436	4,845	-	-	-
Increase/(decrease) in performance fees payable	1,327	4,485	5,812	12	-	12	-	-	-
Increase/(decrease) in management fees payable	469	1,829	2,298	-	-	-	-	-	-
Increase/(decrease) in interest payable	1,421	14,211	15,632	5	5	10	-	-	-
Increase/(decrease) in capital subscriptions received in advance	-	(450)	(450)	-	-	-	-	-	-
Increase/(decrease) in organizational expenses payable	-	-	-	(314)	(314)	(628)	314	314	628
Increase/(decrease) in offering expenses payable	-	-	-	(675)	(675)	(1,350)	675	675	1,350
Increase/(decrease) in capital repurchases payable	11,238	-	11,238	-	-	-
Increase/(decrease) in repurchases payable	-	-	-	-	-	-	-	-	-
Increase/(decrease) in other accrued expenses and liabilities	13,743	14,933	28,676	427	903	1,330	-	-	-

Net cash provided by (used in) operating activities	$(245,450)	$(1,168,795)	$(1,414,245)	$(64,677)	$(156,325)	$(221,002)	$0	$0	$0

Financing activities
Notes Borrowings	$244	$320	$564	$751	$751	$1,502	$-	$-	$-
Proceeds from issuance of shares	260,100	1,102,918	1,363,018	$80,742	$197,343	$278,085	1	1	2
Net borrowings of repurchase agreements	33,228	138,210	171,438	$-	$-	$-	-	-	-
Repurchases of shares	(30,319)	(5,315)	(35,634)	$-	$-	$-	-	-	-
Distributions declared	(10,589)	(46,958)	(57,547)	$-	$-	$-	-	-	-
Net cash provided by (used in) financing activities	$252,664	$1,189,175	$1,441,839	$81,493	$198,094	$279,587	$1	$1	$2

Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	$7,214	$20,380	$27,594	$16,816	$41,769	$58,585	$1	$1	$2
Cash and cash equivalents at beginning of year	16,817	41,770	58,587	1	1	2	-	-	-
Cash, Cash equivalents and restricted cash at end of year (1)	$24,031	$62,150	$86,181	$16,817	$41,770	$58,587	$1	$1	$2

Supplemental disclosure of cash flow information:
Income taxes paid	$1,274	$-	$1,274	$88	$250	$338	$-	$-	$-
Cash paid for interest	$309	$739	$1,048	$34	$34	$68	$-	$-	$-
Noncash financing activities not included - distribution payable	$1,597	$7,295	$8,892	$741	$3,290	$4,031	$-	$-	$-
Noncash financing activities not included - reinvestment of distribution	$3,896	$14,919	$18,817	$-	$-	$-	$-	$-	$-

(1) Included in Cash, cash equivalents and restricted cash at the end of year are $3,047, $12,671 and $15,718 for Series I, Series II and total Company respectively, of restricted cash posted as collateral, which are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities.

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments

December 31, 2025

(in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value
Asset Backed Debt Securities
Australia
Structured Finance		$4,374	1.40%		$18,192	1.40%		$22,566	1.40%
Total Australia		4,374	1.40		18,192	1.40		22,566	1.40
Canada
Structured Finance		1,065	0.34		4,431	0.34		5,496	0.34
Total Canada		1,065	0.34		4,431	0.34		5,496	0.34
Cayman Islands
Structured Finance		13,912	4.46		57,865	4.45		71,777	4.45
Total Cayman Islands		13,912	4.46		57,865	4.45		71,777	4.45
Germany
Structured Finance		1,163	0.37		4,836	0.37		5,999	0.37
Total Germany		1,163	0.37		4,836	0.37		5,999	0.37
Ireland
Structured Finance		557	0.18		2,319	0.18		2,876	0.18
Total Ireland		557	0.18		2,319	0.18		2,876	0.18
United Kingdom
Transportation: Cargo		4,163	1.33		17,314	1.33		21,477	1.33
Total United Kingdom		4,163	1.33		17,314	1.33		21,477	1.33
United States
Structured Finance		78,572	25.20		326,822	25.15		405,394	25.16
Banking, Finance, Insurance & Real Estate		4,564	1.46		18,982	1.46		23,546	1.46
Media: Diversified & Production		7,306	2.34		30,388	2.34		37,694	2.34
Real Estate		20,754	6.65		86,327	6.64		107,081	6.64
Total United States		111,196	35.65		462,519	35.59		573,715	35.60
Total Asset Backed Debt Securities		136,430	43.73		567,476	43.66		703,906	43.67
Bank Loans
Cayman Islands
Banking, Finance, Insurance & Real Estate		1,579	0.51		6,567	0.51		8,146	0.51
Total Cayman Islands		1,579	0.51		6,567	0.51		8,146	0.51
Japan
Banking, Finance, Insurance & Real Estate		4,417	1.42		18,373	1.41		22,790	1.41
Total Japan		4,417	1.42		18,373	1.41		22,790	1.41
Luxembourg
Banking, Finance, Insurance & Real Estate
Banking, Finance, Insurance & Real Estate		11,566	3.71		48,107	3.70		59,673	3.70
Total Luxembourg		11,566	3.71		48,107	3.70		59,673	3.70

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value (continued)
United States
Banking, Finance, Insurance & Real Estate		$14,530	4.66		$60,443	4.65		$74,973	4.65%
High Tech Industries		11,143	3.57		46,347	3.56		57,490	3.57
Utilities: Water		1,935	0.62		8,050	0.62		9,985	0.62
Total United States		27,608	8.85		114,840	8.83		142,448	8.84
Total Bank Loans		45,170	14.49		187,887	14.45		233,057	14.47

Collateralized Loan Obligations - Residual Tranche
Cayman Islands
Structured Finance		508	0.16		2,112	0.16		2,620	0.16
Total Cayman Islands		508	0.16		2,112	0.16		2,620	0.16
Jersey
Structured Finance		359	0.12		1,491	0.11		1,850	0.11
Total Jersey		359	0.12		1,491	0.11		1,850	0.11
Total Collateralized Loan Obligations - Residual Tranche		867	0.28		3,603	0.27		4,470	0.27

Collateralized Loan Obligations - Warehouses
Ireland
Banking, Finance, Insurance & Real Estate		1,665	0.53		6,926	0.53		8,591	0.53
Structured Finance		10,250	3.29		42,634	3.28		52,884	3.28
Total Ireland		11,915	3.82		49,560	3.81		61,475	3.81
United States
Structured Finance
ABC Holdings 5 Hollywood, LLC	19,285	19,285	6.18	80,215	80,215	6.17	99,500	99,500	6.17
Other		17,578	5.64		73,114	5.62		90,692	5.62
Total United States		36,863	11.82		153,329	11.79		190,192	11.79
Total Collateralized Loan Obligations - Warehouses		48,778	15.64		202,889	15.60		251,667	15.60

Rights
United States
Structured Finance		678	0.22		2,822	0.22		3,500	0.22
Total United States		678	0.22		2,822	0.22		3,500	0.22
Total Rights		678	0.22		2,822	0.22		3,500	0.22

Special Purpose Vehicles
Cayman Islands
Structured Finance		4,351	1.39		18,097	1.39		22,448	1.39
Total Cayman Islands		4,351	1.39		18,097	1.39		22,448	1.39
Luxembourg
Real Estate		3,955	1.27		16,452	1.27		20,407	1.27
Total Luxembourg		3,955	1.27		16,452	1.27		20,407	1.27
United States
Real Estate		10,902	3.5		45,347	3.49		56,249	3.49
Structured Finance
A-A Mortgage Investor LLC	47,234	47,234	15.14	196,469	196,469	15.11	243,703	243,703	15.12
Other		7,420	2.38		30,862	2.37		38,282	2.37
Total United States		65,556	21.02		272,678	20.97		338,234	20.98
Total Special Purpose Vehicles		73,862	23.68		307,227	23.63		381,089	23.64
Warrants
United States
Banking, Finance, Insurance & Real Estate		3	-		13	-		16	-
Total United States		3	-		13	-		16	-
Total Warrants		3	-		13	-		16	-

Total Investments before Cash and Cash Equivalents, at fair value
(cost of $300,563; $1,254,976; $1,555,539, respectively)		$305,789	98.03%		$1,271,916	97.83%		$1,577,705	97.87%

State Street Institutional U.S. Government Money Market Fund - Opportunity Class (1)		640	0.21		2,862	0.22		3,502	0.22
Total Investments, at fair value (cost of $301,476; $1,258,773; $1,560,249, respectively)		$306,429	98.24%		$1,274,778	98.05%		$1,581,207	98.09%

(1) This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

Derivative Assets, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
CDS (Multiple), Notional amount of $8,528; $35,472; $44,000, respectively	Credit Default Swaps	08/19/2029 - 10/10/2030	$8,655	2.78%	$35,998	2.77%	$44,653	2.77%
USD Currency, Notional amount of $90,125; $374,875; $465,000, respectively	Interest Rate Swaps	03/07/2027 - 11/04/2028	269	0.09	1,120	0.09	1,389	0.09
Total Derivative Assets, at fair value (cost of $8,771; $35,278; $44,049, respectively)			$8,924	2.87%	$37,118	2.86%	$46,042	2.86%

Derivative Liabilities, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
American Airlines Group Inc. (AMR Corp), Notional amount of $107; $443; $550, respectively	Credit Default Swaps	12/20/2029	$(6)	-%	$(24)	-%	$(30)	-%
Forward Currency Contracts	Forwards		(181)	(0.06)	(754)	(0.06)	(935)	(0.06)
Futures	SOFR Futures		(779)	(0.25)	(3,242)	(0.25)	(4,021)	(0.25)
Total Derivative Liabilities, at fair value (cost of ($5); ($17); ($22), respectively)			$(966)	(0.31)%	$(4,020)	(0.31)%	$(4,986)	(0.31)%

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

The Company is conducting a continuous private offering of our shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer ten types of Investor Shares in Series I and eleven types of Investor Shares in Series II. For Series I, these are: S Shares, I Shares, T-S Shares, T-I Shares, PS Shares, P-I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares (collectively, the “Series I Investor Shares”). For Series II, there are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, BD Shares, A-I Shares and A-II Shares (collectively, the “Series II Investor Shares” and, together with the Series I Investor Shares, (the “Investor Shares”)). We may offer additional types of Investor Shares in the future. The share types have different up front selling commissions and ongoing distribution and shareholder servicing fees.

The Company is sponsored by Apollo and benefits from Apollo’s asset-backed finance sourcing and management platform pursuant to the amended and restated operating agreement the Company entered into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Asset-Backed Finance Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for holders of Series I and Series II Shares (the “Shareholders”). The Company commenced operations on May 3, 2024.

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

Unconsolidated Significant Subsidiaries

As of December 31, 2024, the Company had an investment in Mortgage Aggregator Series Trust Administrator, L.P.(“MAST”), which is considered an investment company under ASC 946. The objective of the Company’s investment in MAST is to gain exposure to residential mortgage loans through participation in MAST’s designated Series E. Series I, Series II and the Company uses the equity method to account for its investment in MAST and is required under Regulation S-X to perform significance tests which may trigger additional reporting requirements.

As of December 31, 2025, the Company no longer holds an investment in Mortgage Aggregator Series Trust Administrator, L.P. (“MAST”) and these additional reporting requirements no longer apply.

Repurchase Agreement — The Company has, and may in the future, enter into repurchase agreements under the terms of a Master Repurchase Agreement with selected commercial banks and broker-dealers. Under these agreements, the Company sells Eligible Participation Interests, which represent 100% of the beneficial ownership interests in pools of underlying mortgage loans, to the counterparty in exchange for cash, subject to the Company's obligation to repurchase, and the counterparty's obligation to sell, such Eligible Participation Interests at an agreed-upon date and price. The mortgage loan documents relating to the underlying mortgage loans are held by a custodian appointed under a separate Custodial Agreement.

The Company had an outstanding repurchase agreement at December 31, 2025. Under the Master Repurchase Agreement with Bank of America, N.A., dated as of December 19, 2025, the Company sold collateral consisting of underlying mortgage loans, due September 29, 2026. The value of the related collateral that the Company sold for this agreement was $243.7 million at December 31, 2025. At December 31, 2025, the repurchase liability was $171.4 million, which is reflected as "repurchase agreement" on the Statement of Assets and Liabilities.

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

Cash and Cash Equivalents — As of December 31, 2025, cash and cash equivalents were comprised of cash on hand and money market funds sponsored by a U.S. financial institution. As of December 31, 2025, Series I, Series II and the Company held $640, $2,862 and $3,502, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund.

Organizational and Offering Expenses — Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II and the Company incurred organizational expenses of $43, $141 and $184, respectively, for the year ended December 31, 2025. For the year ended December 31, 2024, Series I and Series II each accrued $(279) and $1,288 and the Company held 1,009 of organizational expenses, respectively, and $(432) and $(5,020) of expense support from Operating Manager, respectively. For the period from the Date of Formation to December 31, 2023, Series I and Series II each incurred $314 and $314 of organizational expenses, respectively, and $(314) and $(314) of expense support from Operating Manager, respectively. For the year ended December 31, 2025, the organizational expenses and expense support from Operating Manager for Series I and Series II include a reallocation of the previous year's Series I organizational expenses and expense support from Operating Manager to Series II. This reallocation is associated with Apollo's $50,000 investment in Series II on May 3, 2024. The reallocation from Series I to Series II had no economic impact to external investors given Apollo was the sole investor in the Series II and the Company. Thereafter all organizational expenses and expense support from Operating Manager are recorded between Series I and Series II using the allocation methodology described in the "Basis of Presentation" section above.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until operations begin. Series I, Series II and the Company incurred deferred offering expenses of $148, $492 and $640, respectively, for the year ended December 31, 2025.

The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 6.

Investment Income — The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Finance Assets, unless, in the case of dividend income, the Company determines that the Asset-Backed Finance Assets do not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind ("PIK") interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Asset-Backed Finance Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the year ended December 31, 2025, investment income was comprised of interest income from Asset-Backed Finance Assets and cash and cash equivalents.

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

The Company uses futures to hedge some or all of the Company’s fixed rate debt. Depending on the nature of the balance, the fair value of a given futures contract is either included within derivative assets, at fair value or derivative liabilities, at fair value on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the futures is offset by a change in the fair value of the fixed rate debt. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the futures contracts are included in prepaid expenses and other assets, other accrued expenses and liabilities, or cash and cash equivalents, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $1,180, $4,907 and $6,087, respectively, against futures contracts.

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the fair value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets, other accrued expenses and liabilities, or cash and cash equivalents, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $888, $3,692 and $4,580, respectively, against foreign currency forward contracts. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company uses credit default swap ("CDS") contracts whereby the buyer of the CDS contract agrees to pay a specified fixed charge to the seller of the CDS contract in return for the right to put the debt of the debtor named in the CDS contract to the seller of the CDS contract at par value of the referred debt instrument in the event of a "credit event" as defined by the CDS contract which may include, but is not limited to, bankruptcy of the debtor or when the debtor defaults in payment. The buyer's obligation under the CDS contract is fixed at the date the contract is entered into. The seller's potential liability under the CDS contract is open-ended and can be equal to the entire notional amount of the contract. Depending on the nature of the balance, the fair value of credit default swap contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the CDS contracts are included in prepaid expenses and other assets, other accrued expenses and liabilities, or cash and cash equivalents, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $884, $3,678 and $4,562, respectively, against CDS contracts. The Company recognizes its CDS contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Consolidated Statements of Assets and Liabilities and changes in fair value are reflected in the accompanying Consolidated Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in prepaid expenses and other assets, other accrued expenses and liabilities, or cash and cash equivalents, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of December 31, 2025, Series I, Series II and the Company posted collateral to counterparties in amounts of $95, $394 and $489, respectively against swap contracts. The Company recognizes its swap contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Asset-Backed Finance Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the year ended December 31, 2025. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

Calculation of NAV—The NAV per Share of each Series of the Company’s Shares is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets) attributable to such Series less the value of any liabilities of such Series, by the total number of Shares outstanding of such Series.

Segment Reporting—The Company operates as one operating segment and reporting unit, investment management. The CODM is the President of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include net increase (decrease) in net assets resulting from operations, which includes net investment income, that is reported on the Consolidated Statement of Operations. The Company determined that there are no separate segment disclosures, as the segment expenses are disclosed on the Consolidated Statement of Operations and segment assets are disclosed on the Consolidated Schedule of Investments.

Recent Accounting Pronouncements—In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. The guidance makes amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant. The guidance is mandatorily effective for the Company for annual periods beginning in 2025, but early adoption is permitted. The Company has applied the enhanced disclosure requirements of ASU 2023-09 on a prospective basis.

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

There are no other standards, interpretations or amendments to existing standards that are effective for the first time for the year beginning January 1, 2025 that would be expected to have a material impact on the Company.

3.
FAIR VALUE MEASUREMENT AND DISCLOSURES

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of December 31, 2025:

	Series I				Series II				Total
Description	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Investments, at fair value
Asset Backed Debt Securities	$-	$33,041	$103,390	$136,431	$-	$137,434	$430,041	$567,475	$-	$170,475	$533,431	$703,906
Bank Loans	-	-	45,170	45,170	-	-	187,887	187,887	-	-	233,057	233,057
Collateralized Loan Obligations - Residual Tranche	-	541	326	867	-	2,249	1,354	3,603	-	2,790	1,680	4,470
Collateralized Loan Obligations - Warehouses	-	-	48,778	48,778	-	-	202,889	202,889	-	-	251,667	251,667
Rights	-	-	678	678	-	-	2,822	2,822	-	-	3,500	3,500
Warrants	-	-	3	3	-	-	13	13	-	-	16	16
Investments at NAV(1)	-	-	-	73,862	-	-		307,227	-	-		381,089
Total Investments, at fair value	$-	$33,582	$198,345	$305,789	$-	$139,683	$825,006	$1,271,916	$-	$173,265	$1,023,351	$1,577,705

Derivative Assets, at fair value
Credit Default Swaps	$-	$-	$8,655	$8,655	$-	$-	$35,998	$35,998	$-	$-	$44,653	$44,653
Interest Rate Swaps	-	269	-	269	-	1,120	-	1,120	-	1,389	-	1,389
Total Derivative Assets, at fair value	$-	$269	$8,655	$8,924	$-	$1,120	$35,998	$37,118	$-	$1,389	$44,653	$46,042

Derivative Liabilities, at fair value
Credit Default Swaps	$-	$6	$-	$6	$-	$24	$-	$24	$-	$30	$-	$30
Forward Currency Contracts	-	181	-	181	-	754	-	754	-	935	-	935
Futures Contracts	779	-	-	779	3,242	-	-	3,242	4,021	-	-	4,021
Total Derivative Liabilities, at fair value	$779	$187	$-	$966	$3,242	$778	$-	$4,020	$4,021	$965	$-	$4,986
Total	$(779)	$33,664	$207,000	$313,747	$(3,242)	$140,025	$861,004	$1,305,014	$(4,021)	$173,689	$1,068,004	$1,618,761

(1)
Investments at fair value at Series I, Series II and the Company, respectively, were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $640, $2,862 and $3,502, respectively, which are considered Level I assets.

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of December 31, 2024 -:

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

Transfers of investments between levels, if any, shall be recorded at the end of the period. There were transfers in for $76,435, $257,632 and $334,067 and transfer out for$(745), $(2,644) and $(3,389) of the Company’s investments that are classified as Level III investments for the year ended December 31, 2025. The following table shows changes in the fair value of our Level III investment for the year ended December 31, 2025:

Description	Series I	Series II	Total
Balance as of December 31, 2024	$21,331	$52,046	$73,377
Purchases	220,350	974,496	1,194,846
Sales	(61,406)	(266,769)	(328,175)
Net realized gain (loss)	(117)	7,417	7,300
Net change in unrealized gain (loss)	(3,098)	3,096	(2)
Transfers into Level III	34,786	108,088	142,874
Transfers out of Level III	(4,846)	(17,370)	(22,216)
Balance as of December 31, 2025	$207,000	$861,004	$1,068,004

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the year ended December 31, 2025 attributable to Level III investments still held at December 31, 2025 for Series I, Series II and the Company were $(1,839), $3,096 and $1,257, respectively.

Transfers of investments between levels, if any, shall be recorded at the end of the period. There were no transfers in or out of the Company’s investments that are classified as Level III investments for the year ended December 31, 2024. The following table shows changes in the fair value of our Level III investment for the year ended December 31, 2024:

Description	Series I	Series II	Total
Balance as of December 31, 2023	$-	$-	$-
Purchases	22,601	55,135	77,736
Sales	(1,375)	(3,371)	(4,746)
Net realized gain (loss)	14	50	64
Net change in unrealized gain (loss)	91	232	323
Transfers into Level III	-	-	-
Transfers out of Level III	-	-	-
Balance as of December 31, 2024	$21,331	$52,046	$73,377

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the year ended December 31, 2024 attributable to Level III investments still held at December 31, 2024 for Series I, Series II and the Company was $91, $232 and $323, respectively.

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of December 31, 2025:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset Backed Debt Securities	36,062	149,997	186,059	DCF	Discount Rate	4.75% - 17.00%	8.53%
Asset Backed Debt Securities	7,869	32,732	40,601	Transactional Value	Cost
Asset Backed Debt Securities	59,459	247,312	306,771	Broker Quote
Bank Loans	22,200	92,340	114,540	DCF	Discount Rate	5.73% - 7.85%	7.11%
Bank Loans	1,935	8,051	9,986	Transactional Value	Cost
Bank Loans	21,035	87,496	108,531	Broker Quote	N/A
Collateralized Loan Obligations - Residual Tranche	326	1,354	1,680	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	31,200	129,775	160,975	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	17,578	73,114	90,692	Broker Quote
Credit Default Swaps	8,655	35,998	44,653	Broker Quote
Rights	678	2,822	3,500	Broker Quote	N/A
Warrants	3	13	16	Guideline Public Company | Option Model	P/E | Volatility
Total	$207,000	$861,004	$1,068,004

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of December 31, 2024:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset Backed Debt Securities	$3,303	$8,061	$11,364	DCF	Discount Rate	3.70% - 17.00%	9.78%
Asset Backed Debt Securities	13,019	31,763	44,782	Transactional Value	Cost
Asset Backed Debt Securities	1,890	4,610	6,500	Broker Quote	N/A
Collateralized Loan Obligations - Residual Tranche	476	1,161	1,637	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	27	67	94	Transactional Value	Cost
Credit Default Swaps	2,616	6,384	9,000	Broker Quote	N/A
Total	$21,331	$52,046	$73,377

Unconsolidated Significant Subsidiary

As of December 31, 2024, Series I, Series II and the Company invest in MAST, a significant unconsolidated subsidiary. Please refer to exhibit 99.1 to this Annual Report for the audited financial statements of MAST. Note that Series I, Series II and the Company invested in MAST Series E for the year ended December 31, 2024 and do not have economic exposure to other series within the MAST partnership.

The net income (loss) specifically attributable to MAST Series E for Series I, Series II and the Company for the year ended December 31, 2024 was $627, $1,092 and 1,719, respectively. As of December 31, 2025, the Company no longer holds an investment in Mortgage Aggregator Series Trust Administrator, L.P. (“MAST”) and these additional reporting requirements no longer apply.

4.
DERIVATIVE INSTRUMENTS

The following table presents the fair value of the derivative liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of December 31, 2025:

Derivative Assets, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$8,655	$35,998	$44,653
Interest Rate Risk	Interest Rate Swaps	269	1,120	1,389
Total		$8,924	$37,118	$46,042

Derivative Liabilities, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	6	24	30
Currency Risk	Forwards	181	754	935
Interest Rate Risk	SOFR Futures	779	3,242	4,021
Total		$966	$4,020	$4,986

(1)
See Note 2 for additional information on the Company’s purposes for entering into different types of derivatives and how they are recorded.
(2)
Approximately $3,047, $12,671 and $15,718 of collateral has been posted as of December 31, 2025 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $0, $0 and $0 of collateral has been received as of December 31, 2025 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

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

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the year ended December 31, 2025:

		For the Year ended Dec 31, 2025
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$8,865	$29,851	$38,716	$-	$-	$-	$148	$497	$645
Currency Risk	Forwards	29,516	104,877	134,393	(161)	(516)	(677)	(309)	(974)	(1,283)
Interest Rate Risk	Interest Rate Swaps	52,862	186,722	239,584	665	1,925	2,590	258	968	1,226
Interest Rate Risk	Futures	258,698	829,022	1,087,720	(810)	(2,856)	(3,666)	(1,407)	(3,655)	(5,062)
	Total net gain/(loss) on derivatives				$(306)	$(1,447)	$(1,753)	$(1,310)	$(3,164)	$(4,474)

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the year ended December 31, 2024:

		For the Year ended Dec 31, 2024
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$1,321	$4,486	$5,807	$-	$-	$-	$(13)	$(34)	$(47)
Currency Risk	EUR/USD Forward	934	2,917	3,851	-	(1)	(1)	92	254	346
Interest Rate Risk	Interest Rate Swap	3,126	8,302	11,428	25	86	111	49	115	164
Interest Rate Risk	SOFR Futures	50,312	152,724	203,036	-	-	-	374	666	1,040
	Total net gain/(loss) on derivatives				$25	$85	$110	$502	$1,001	$1,503

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of financial and derivative assets and liabilities as of December 31, 2025:

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$8,924	$37,118	$46,042	$-	$-	$-	$-	$-	$-	$8,924	$37,118	$46,042
Total	$8,924	$37,118	$46,042	$-	$-	$-	$-	$-	$-	$8,924	$37,118	$46,042

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Pledged			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$(187)	$(778)	$(965)	$-	$-	$-	$187	$778	$965	$-	$-	$-
Total	$(187)	$(778)	$(965)	$-	$-	$-	$187	$778	$965	$-	$-	$-

Amounts in the preceding table have been limited to the liability balance, and accordingly, do not include any excess collateral pledged.

The gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $0, $0 and $0 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. The gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $779, $3,242 and $4,021 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that maybe received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of financial and derivative assets and liabilities as of December 31, 2024:

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

5.
NOTES PAYABLE & REPURCHASE AGREEMENT

The Company's outstanding debt obligations as of December 31, 2025 were as follows:

	Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total

Promissory Notes	$971	$971	$1,942	$971	$971	$1,942	$-	$-	$-	$971	$971	$1,942	$971	$971	$1,942
ACMP Holdings, LLC Facility	23,862	76,138	100,000	-	-	-	23,862	76,138	100,000	-	-	-	-	-	-
REIT Funding Cumulative Preferred Shares	24	100	124	24	100	124	-	-	-	24	100	124	24	100	124
Total	$24,857	$77,209	$102,066	$995	$1,071	$2,066	$23,862	$76,138	$100,000	$995	$1,071	$2,066	$995	$1,071	$2,066

(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of December 31, 2025.

Promissory Notes

	Fair Value
Legal Maturity	Series I	Series II	Total
6/28/2054	$536	$536	$1,072
11/1/2054	215	215	430
10/30/2055	220	220	440
	$971	$971	$1,942

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

Repurchase Agreement

					Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value
					Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
	Counterparty	Interest Rate	Maturity Date	Collateral Type
Repurchase Agreement	Bank of America, N.A.	SOFR+130	9/29/2026	Real Estate (Residential Mortgage Loans)	$67,837	$282,163	$350,000	$33,228	$138,210	$171,438	$34,609	$143,954	$178,562	$33,228	$138,210	$171,438
				Total	$67,837	$282,163	$350,000	$33,228	$138,210	$171,438	$34,609	$143,954	$178,562	$33,228	$138,210	$171,438

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

Management Fees

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, (iii) 1.00% per annum of the month-end NAV attributable to the T-S Shares and T-I Shares commencing November 1, 2025, (iv) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares commencing November 1, 2025, (v) 1.00% per annum of the month-end NAV attributable to the BD Shares commencing November 1, 2025, (vi) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (vii) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do pay the Operating Manager a Management Fee on the Series I Apollo Shares and Series II Apollo Shares (collectively, the “Apollo Shares”), and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares. The Operating Manager or an affiliate may rebate, waive or reduce the Management Fee charged to certain holders of shares in Series I and Series II (each a “Shareholder”) at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the Shareholder or by way of rebate to the relevant Shareholder’s account. The Management Fee may alternatively, in the discretion of the Operating Manager, instead be paid in whole or in part by the Company’s subsidiaries, in which case it shall result in a change in the cash or retained earnings of such subsidiaries.

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

For the year ended December 31, 2025, the Operating Manager earned gross Management Fees of $1,092, $3,538 and $4,630 from Series I, Series II and the Company, respectively, with no Special Fees offset.

For the year ended December 31, 2024, the Operating Manager earned gross Management Fees of $89, $165 and $254 from Series I, Series II and the Company, respectively, with no Special Fees offset.

The Operating Manager or an affiliate may rebate, waive, or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. On July 30, 2025, the Company indirectly invested $38,000 into the equity of Redding Ridge Holdings, LP (“RRH”), which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo or its affiliates. The Operating Manager has reduced Management Fees payable by the Company through a reduction in the net asset value used to calculate the Management Fee equivalent to the fair value of the Company’s investment in RRH. Through December 31, 2025, the Company's invested equity increased to $40,000.

Performance Fees

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

For the year ended December 31, 2025, the Operating Manager earned Performance Fees of $1,348, $4,486 and $5,834 from Series I, Series II, and the Company, respectively.

For the year ended December 31, 2024, the Operating Manager earned Performance Fees of $12, $- and $12 from Series I, Series II, and the Company, respectively.

On July 30, 2025, the Company indirectly invested $38,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. As a result, the Operating Manager has reduced the Performance Fees payable by the Company through a reduction in the Total Return used to calculate the Performance Fee equivalent to the Company’s profit from its investment in RRH. Through December 31, 2025, the Company's invested equity increased to $40,000.

Operating Expenses

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the year ended December 31, 2025, these expenses were $327, $1,062 and $1,389, for Series I, Series II and the Company, respectively and are included in general and administration expenses in the Consolidated Statements of Operations.

For the year ended December 31, 2025, these expenses were $327, $1,062 and $1,389, for Series I, Series II and the Company, respectively and are included in general and administration expenses in the Consolidated Statements of Operations.

For the year ended December 31, 2024, these expenses were $757, $3,876 and $4,633, for Series I, Series II and the Company, respectively and are included in general and administration expenses in the Consolidated Statements of Operations.

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

For the year ended December 31, 2025, the Operating Manager agreed to provide Expense Support of $(1,560), $(5,187) and $(6,747) for expenses incurred by Series I, Series II and the Company, respectively.

For the year ended December 31, 2024, the Operating Manager agreed to provide Expense Support of $(432), $(5,020) and $(5,452) for expenses incurred by Series I, Series II and the Company, respectively.

For the period from September 22, 2023 (date of formation) to December 31, 2023, the Operating Manager agreed to provide Expense Support of $(314), $(314) and $(628) for expenses incurred by Series I, Series II and the Company, respectively.

As of December 31, 2025, Series I, Series II and the Company had an outstanding amount payable of $2,778, $11,555 and $14,333, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities.

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

Dealer Manager Agreement

On May 1, 2024, the Company entered into a dealer manager agreement (as amended and restated, “Dealer Manager Agreement”) with Apollo Global Securities, LLC (the “Dealer Manager”), an affiliate of the Operating Manager. The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share, F-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I Shares, A-II Shares, I Shares, P-I Shares or F-I Shares or BD Shares.

The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers. The E Shares and V Shares will not incur any upfront selling costs or ongoing servicing costs.

For the year ended December 31, 2025, Series I, Series II and the Company incurred annual distribution fees and servicing fees of $395, $877 and $1,272 respectively.

For the year ended December 31, 2024, Series I, Series II and the Company incurred annual distribution fees and servicing fees of $14, $6 and $20 respectively.

Restricted Stock Grants

The Company's board of directors approved the Apollo Asset Backed Credit Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors. Effective September 3, 2024, the Company granted 5,930 shares with a grant date fair value of $150. Effective December 2, 2024, the Company granted 1,934 shares with a grant date fair value of $50. Effective September 2, 2025, the Company granted 7,950 shares with a grant date fair value of $200. As of December 31, 2025, only the shares granted in 2024 have vested, while the shares granted in 2025 remain unvested and no shares have been forfeited.

Investment Transactions

In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales from or with affiliates of the Operating Manager. For the year ended December 31, 2025, the Company received $ 54,901 of sales proceeds and deployed $215,332 in purchase payments with affiliates of the Operating Manager.

For the year ended December 31, 2024, the Company received $5,510 of sales proceeds and deployed $54,372 in purchase payments with affiliates of the Operating Manager.

Capital Solutions Fees

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Asset-Backed Finance Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services). For the year ended December 31, 2025, $3,265 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively.

Collateral Management Fees

Certain affiliates of the Operating Manager serve as collateral managers for certain wholly-owned subsidiaries of the Company. Collateral managers perform investment management functions including supervising and directing investments and performing administrative and advisory functions on behalf of the Company. For the year ended December 31, 2025, the Company paid $615 and €334 in collateral management fees to affiliates of the Operating Manager.

Redding Ridge Holdings Fees

For the year ended December 31, 2025, RRH made payments to affiliates of the Operating Manager of $290 relating to management and performance fees and $315 relating to credit research and administrative fees as a result of the Company's investment.

Client Servicing Fees

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. For the year ended December 31, 2025, the Company incurred $351 of expenses for services provided by Lyra.

7.
SHAREHOLDERS’ EQUITY

On September 22, 2023, the Company issued 40 V Shares for both Series I and Series II for aggregate consideration of $1 and $1, respectively, to an affiliate of Apollo. The following table summarizes shareholder transactions in common shares for the year ended December 31, 2025

For the Year ended Dec 31, 2025
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$1,055,435	$26,754	$1,847,662	$47,136	$2,903,097	$73,890
Shares issued under DRIP	-	-	1,459	37	1,459	37
Shares repurchased or exchanged	(17,824)	(453)	(29,746)	(753)	(47,570)	(1,206)
Net increase (decrease)	$1,037,611	$26,301	$1,819,375	$46,421	$2,856,986	$72,722

BD Shares:
Proceeds from issuance of shares	$-	$-	$6,446,405	$167,112	$6,446,405	$167,112
Shares issued under DRIP	-	-	21,933	570	21,933	570
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$6,468,338	$167,682	$6,468,338	$167,682

E Shares:
Proceeds from issuance of shares	$2,233	$57	$36,831	$929	$39,064	$986
Shares issued under DRIP	351	9	15,505	390	15,856	399
Shares repurchased or exchanged	(1,359)	(35)	(14,401)	(363)	(15,760)	(398)
Net increase (decrease)	$1,225	$32	$37,935	$955	$39,161	$986

F-I Shares:
Proceeds from issuance of shares	$4,058,681	$103,603	$13,452,350	$345,131	$17,511,031	$448,734
Shares issued under DRIP	51,395	1,310	127,991	3,285	179,387	4,596
Shares repurchased or exchanged	(276,294)	(7,031)	(7,591)	(195)	(283,885)	(7,226)
Net increase (decrease)	$3,833,783	$97,884	$13,572,751	$348,220	$17,406,534	$446,104

F-S Shares:
Proceeds from issuance of shares	$3,925	$100	$2,580	$66	$6,505	$166
Shares issued under DRIP	46	1	41	1	87	2
Shares repurchased or exchanged	(3,971)	(102)	-	-	(3,971)	(102)
Net increase (decrease)	$-	$(1)	$2,620	$67	$2,621	$67

I Shares:
Proceeds from issuance of shares	$204,643	$5,270	$6,395,683	$166,057	$6,600,326	$171,327
Shares issued under DRIP	-	-	17,801	463	17,801	463
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$204,643	$5,270	$6,413,484	$166,520	$6,618,127	$171,790

P-I Shares:
Proceeds from issuance of shares	$-	$-	$49,990	$1,305	$49,990	$1,305
Shares issued under DRIP	-	-	609	16	609	16
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$50,599	$1,321	$50,599	$1,321

P-S Shares:
Proceeds from issuance of shares	$176,885	$4,450	$4,805,054	$123,667	$4,981,938	$128,117
Shares issued under DRIP	6,634	167	179,542	4,625	186,176	4,792
Shares repurchased or exchanged	-	-	(124,288)	(3,210)	(124,288)	(3,210)
Net increase (decrease)	$183,519	$4,617	$4,860,308	$125,083	$5,043,827	$129,699

T-I Shares:
Proceeds from issuance of shares	$2,114,609	$54,481	$3,942,037	$102,492	$6,056,646	$156,974
Shares issued under DRIP	49,959	1,285	98,529	2,559	148,488	3,845
Shares repurchased or exchanged	(463,543)	(11,962)	(1,943)	(50)	(465,485)	(12,013)
Net increase (decrease)	$1,701,025	$43,804	$4,038,623	$105,001	$5,739,649	$148,806

T-S Shares:
Proceeds from issuance of shares	$2,391,785	$61,486	$5,196,519	$134,102	$7,588,304	$195,589
Shares issued under DRIP	43,734	1,124	115,105	2,973	158,839	4,097
Shares repurchased or exchanged	(418,519)	(10,735)	(28,840)	(744)	(447,358)	(11,480)
Net increase (decrease)	$2,017,000	$51,875	$5,282,785	$136,331	$7,299,785	$188,206

V Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

Total net increase (decrease)	$8,978,808	$229,780	$42,546,821	$1,097,601	$51,525,628	$1,327,380

The following table summarizes shareholder transactions in common shares for the year ended December 31, 2024

For the Year ended Dec 31, 2024
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$621,948	$15,651	$1,042,219	$26,375	$1,664,167	$42,026
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$621,948	$15,651	$1,042,219	$26,375	$1,664,167	$42,026

BD Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

E Shares:
Proceeds from issuance of shares	$4,780	$122	$2,144,306	$53,700	$2,149,086	$53,822
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$4,780	$122	$2,144,306	$53,700	$2,149,086	$53,822

F-I Shares:
Proceeds from issuance of shares	$997,457	$25,368	$2,250,252	$57,155	$3,247,708	$82,523
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$997,457	$25,368	$2,250,252	$57,155	$3,247,708	$82,523

F-S Shares:
Proceeds from issuance of shares	$110	$3	$110	$3	$220	$6
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$110	$3	$110	$3	$220	$6

I Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

P-I Shares:
Proceeds from issuance of shares	$110	$3	$2,056	$53	$2,166	$56
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$110	$3	$2,056	$53	$2,166	$56

P-S Shares:
Proceeds from issuance of shares	$110	$3	$1,679,525	$42,958	$1,679,635	$42,961
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$110	$3	$1,679,525	$42,958	$1,679,635	$42,961

T-I Shares:
Proceeds from issuance of shares	$920,456	$23,549	$398,973	$10,265	$1,319,429	$33,814
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$920,456	$23,549	$398,973	$10,265	$1,319,429	$33,814

T-S Shares:
Proceeds from issuance of shares	$645,824	$16,583	$248,807	$6,385	$894,632	$22,968
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$645,824	$16,583	$248,807	$6,385	$894,632	$22,968

V Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

Total net increase (decrease)	$3,190,795	$81,281	$7,766,247	$196,893	$10,957,043	$278,174

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), in which cash distributions to shareholders will automatically be reinvested in additional whole and fractional shares attributable to the type of Shares that a shareholder owns unless and until an election is made on behalf of such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Series’ NAV per share as of the end of the prior month. Shares will be distributed in proportion to the Series and types of Shares held by the shareholder under the DRIP. There will be no sales load charges on Shares issued to a shareholder under the DRIP. The shares issued under DRIP are summarized in the shareholders equity table from the previous section.

Distributions

The Company will seek to declare, accrue and pay monthly distributions. However, there is no guarantee that Series I or Series II will pay monthly distributions consistently and at a specific rate, or at all. For the year ended December 31, 2025, distributions of $10,589, $46,958 and $57,547 were declared by Series I, Series II, and the Company, respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP of the Company.

The following table reflects the aggregate distributions declared for each applicable share type of the Company for the year ended December 31, 2025:

For the Year ended December 31, 2025
	Series I	Series II	Total
A-I Shares	$1,725	$3,595	$5,319
A-II Shares	$-	$-	$-
BD Shares:	$-	$4,560	$4,560
E Shares	$9	$4,183	$4,192
F-I Shares	$3,532	$14,210	$17,743
F-S Shares	$1	$2	$3
I Shares	$24	$2,021	$2,045
P-I Shares	$0	$62	$62
P-S Shares	$193	$8,502	$8,696
S Shares	$0	$0	$0
T-I Shares	$2,857	$3,998	$6,855
T-S Shares	$2,247	$5,824	$8,071
V Shares	$-	$-	$-
Total Distributions Declared:	$10,589	$46,958	$57,547

Share Repurchases

The Company offers a Repurchase Plan pursuant to which, on a quarterly basis, shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We expect that each Series will conduct quarterly Share repurchases (each, a "Share Repurchase") for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series using the average NAV across both Series as of the end of the immediately preceding three months). Generally, the price at which we make repurchases of our Shares will equal the NAV per Share of each applicable Share type of each applicable Series ("NAV per Share") as of the last calendar day of the applicable, immediately preceding quarter.

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

	For the year ended December 31, 2025			For the year ended December 31, 2024			For the period from September 22, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Current:
Federal Income Tax	$1,533	$(128)	$1,405	$33	$140	$173	$-	$-	$-
State and Local Income Tax	-	-	-	-	-	-	-	-	-
	$1,533	$(128)	$1,405	$33	$140	$173	$-	$-	$-
Deferred:
Federal Income Tax	$1,582	$(720)	$862	$62	$(54)	$8	$-	$-	$-
State and Local Income Tax	$-	$-	$-			-
	$1,582	$(720)	$862	$62	$(54)	$8	$-	$-	$-

Total Income Tax Provision (Benefit)	$3,115	$(848)	$2,267	$95	$86	$181	$-	$-	$-

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	For the year ended December 31, 2025						For the year ended December 31, 2024			For the period from September 22, 2023 (date of formation) to December 31, 2023
	Series I		Series II		Total
	Amount	Percent	Amount	Percent	Amount	Percent	Series I	Series II	Total	Series I	Series II	Total
U.S. Federal Statutory Tax Rate	2,462	21.0%	11,199	21%	13,661	21.0%	21.0%	21.0%	21.0%	- %	- %	- %
Nontaxable or Nondeductible Items	653	5.6%	(12,047)	(22.6)%	(11,394)	(17.5)%	- %	- %	- %	- %	- %	- %
Tax Adjustment Related to Change In Estimate	653	5.6%	-	- %	653	1.0%	- %	- %	- %	- %	- %	- %
Income Passed Through to Non-Controlling Interests	-	- %	(12,047)	(22.6)%	(12,047)	(18.5)%	- %	- %	- %	- %	- %	- %
Effective Tax Rate	3,115	26.6%	(848)	(1.6)%	2,267	3.5%	21.0%	21.0%	21.0%	- %	- %	- %

The Company's cash paid for taxes for the year ended December 31, 2025, included in the consolidated statements of cash flows, consists of the following:

	For the year ended December 31, 2025
	Series I	Series II	Total
Federal	1,274	-	1,274
State and Local	-	-	-
Cash paid for taxes	1,274	-	1,274

The following table represents significant components of the Company’s deferred tax assets and liabilities:

	For the year ended December 31, 2025			For the year ended December 31, 2024			For the period from September 22, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Deferred Tax Assets:
Net Operating Loss/Capital Loss Carry Forward	-	2,005	2,005	-	54	54	-	-	-

Deferred Tax Liabilities:
Unrealized Appreciation/Depreciation	1,582	1,285	2,867	62	-	62	-	-	-

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

As of December 31, 2025, the Company has no open tax years under the general statute of limitations provision that could be subjected to examination as 2024 is the initial tax year. Currently, there are no audits in process.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

As of December 31, 2025, Series I, Series II and the Company had unfunded commitments on Asset-Backed Finance Assets amounting to $33,321, $138,598 and $171,919, respectively, and €-, €- and €-, respectively.

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

12.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the year ended December 31, 2025:

For the Year ended Dec 31, 2025
Series I
(in thousands)
	F-I Shares		F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares	S Shares	I Shares
Per Share Data:
Net asset value at beginning of period	$25.30		$25.41	$25.14	$25.52	$25.03	$25.03	$25.56	$25.52	$-	$-
Distributions declared(1)	(1.22)		(1.30)	(1.26)	(1.62)	(1.42)	(1.42)	(1.38)	(1.19)	(0.19)	(0.21)
Net investment income(2)	0.83		0.40	0.85	1.15	0.86	0.94	0.94	0.69	0.25	0.03
Net realized and unrealized gain/(loss)(3)	0.66		1.12	0.70	0.73	0.73	0.64	0.67	0.72	25.69	25.91
Net increase (decrease) in net assets resulting from operations	1.49		1.52	1.55	1.88	1.59	1.58	1.61	1.41	25.94	25.94
Net asset value at end of period	$25.57	$-	$25.63	$25.43	$25.78	$25.20	$25.19	$25.79	$25.74	$25.75	$25.73
Shares outstanding at end of period	4,831,239		110	1,659,560	6,005	110	183,629	2,621,481	2,662,824	110	204,643
Weighted average shares outstanding	2,717,442		1,095	1,291,557	5,689	110	132,281	1,994,011	1,795,427	110	68,288

Ratio/Supplemental Data:
Net assets at end of period	$123,525		$3	$42,199	$155	$3	$4,625	$67,614	$68,532	$3	$5,265
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	3.04%		2.97%	2.97%	1.84%	2.87%	2.74%	2.79%	3.64%	1.71%	1.61%
Total expenses after expense support and after performance fees	2.33%		2.38%	2.15%	0.97%	1.99%	2.04%	2.00%	2.86%	1.21%	1.20%
Total expenses after expense support and before performance fees	1.76%		1.72%	1.76%	0.97%	1.15%	1.25%	1.18%	2.04%	1.04%	1.04%
Net investment income(5)(6)	3.26%		1.56%	3.34%	4.46%	3.40%	3.75%	3.63%	2.67%	6.54%	3.29%
Total return(7)	6.02%		6.04%	6.27%	7.52%	6.48%	6.42%	6.47%	5.58%	1.09%	1.09%

The following are the financial highlights for the year ended December 31, 2024:

For the Year ended Dec 31, 2024
Series I
(in thousands)
	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares		TI Shares		TS Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-	$-	$-	$-		$-		$-
Proceeds from issuance of shares	25.43	25.00	25.16	25.63	25.00	25.00		25.58		25.68
Distributions declared(1)	(0.26)	(0.13)	(0.43)	(0.18)	(0.60)	(0.60)		(0.14)		(0.13)
Net investment income(2)	0.31	0.38	0.40	0.13	0.46	0.46		0.13	-	0.09
Net realized and unrealized gain/(loss)(3)	(0.18)	0.16	0.01	(0.06)	0.17	0.17		(0.01)		(0.12)
Net increase (decrease) in net assets resulting from operations	0.13	0.54	0.41	0.07	0.63	0.63	-	0.12		(0.03)
Net asset value at end of period	$25.30	$25.41	$25.14	$25.52	$25.03	$25.03		$25.56		$25.52
Shares outstanding at end of period	997,457	110	621,948	4,780	110	110		920,456		645,824
Weighted average shares outstanding	377,574	110	478,366	3,858	110	110		832,809		388,623

Ratio/Supplemental Data:
Net assets at end of period	$25,232	$3	$15,638	$122	$3	$3		$23,526		$16,481
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	5.84%	7.62%	6.83%	4.79%	7.31%	7.31%		4.69%		5.98%
Total expenses after expense support and after performance fees	1.47%	1.96%	1.73%	0.94%	1.65%	1.65%		0.97%		1.70%
Total expenses after expense support and before performance fees	1.47%	1.76%	1.63%	0.94%	1.34%	1.34%		0.97%		1.70%
Net investment income(5)(6)	3.14%	3.95%	3.98%	3.40%	4.27%	4.27%		3.42%		2.48%
Total return(7)	2.23%	2.18%	2.29%	0.60%	2.51%	2.51%		0.58%		0.39%

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

The following are the financial highlights for the year ended December 31, 2025:

For the Year ended Dec 31, 2025
Series II
(in thousands)
	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares	S Shares	I Shares	BD Shares
Per Share Data:
Net asset value at beginning of period	$25.32	$25.44	$25.20	$24.99	$25.47	$25.48	$25.53	$25.49	$-	$-	$-
Proceeds from issuance of shares	-	-	-	-	-	-	-	-	-	25.96	25.92
Distributions declared(1)	(1.48)	(1.57)	(1.57)	(1.93)	(1.30)	(1.65)	(1.49)	(1.39)	(0.25)	(0.93)	(1.03)
Net investment income(2)	1.30	1.20	1.29	1.52	1.40	1.32	1.36	1.14	0.40	1.06	0.83
Net realized and unrealized gain/(loss)(3)	0.60	0.62	0.65	0.71	0.63	0.70	0.67	0.66	25.83	(0.10)	0.31
Net increase (decrease) in net assets resulting from operations	1.90	1.82	1.94	2.23	2.03	2.02	2.03	1.80	26.23	0.96	1.14
Net asset value at end of period	$25.74	$25.69	$25.57	$25.29	$26.20	$25.85	$26.07	$25.90	$25.98	$25.99	$26.03
Shares outstanding at end of period	15,823,002	2,730	2,861,594	2,182,241	52,655	6,539,833	4,437,597	5,531,591	110	6,413,485	6,468,338
Weighted average shares outstanding	8,543,746	977	2,123,068	2,172,412	33,903	4,880,043	2,252,830	3,658,279	110	1,624,352	4,463,467

Ratio/Supplemental Data:
Net assets at end of period	$407,334	$70	$73,178	$55,195	$1,380	$169,044	$115,669	$143,284	$3	$166,665	$168,362
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	2.99%	3.55%	2.88%	1.78%	2.71%	2.79%	2.71%	3.57%	1.68%	2.51%	2.00%
Total expenses after expense support and after performance fees	2.27%	2.98%	2.07%	0.90%	1.93%	1.99%	1.97%	2.80%	1.17%	2.02%	1.50%
Total expenses after expense support and before performance fees	1.70%	2.38%	1.69%	0.90%	1.12%	1.17%	1.16%	1.99%	1.01%	1.51%	1.04%
Net investment income(5)(6)	5.05%	4.68%	5.05%	6.00%	5.35%	5.13%	5.24%	4.42%	7.10%	5.78%	5.91%
Total return(7)	7.66%	7.37%	7.92%	9.19%	8.11%	8.08%	8.12%	7.21%	1.68%	5.11%	4.70%

The following are the financial highlights for the year ended December 31, 2024:

For the Year ended Dec 31, 2024
Series II
(in thousands)
	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-	$-	$-	$-
Proceeds from issuance of shares	25.40	25.00	25.31	25.04	25.66	25.58	25.73	25.66
Distributions declared(1)	(0.28)	(0.15)	(0.43)	(0.83)	(0.19)	(0.19)	(0.17)	(0.18)
Net investment income(2)	0.41	0.42	0.49	0.67	0.48	0.44	0.15	0.11
Net realized and unrealized gain/(loss)(3)	(0.21)	0.17	(0.17)	0.11	(0.48)	(0.35)	(0.18)	(0.10)
Net increase (decrease) in net assets resulting from operations	0.20	0.59	0.32	0.78	-	0.09	(0.03)	0.01
Net asset value at end of period	$25.32	$25.44	$25.20	$24.99	$25.47	$25.48	$25.53	$25.49
Shares outstanding at end of period	2,250,251	110	1,042,219	2,144,306	2,056	1,679,525	398,973	248,807
Weighted average shares outstanding	970,721	110	578,265	2,036,834	434	459,611	208,485	166,435

Ratio/Supplemental Data:
Net assets at end of period	$56,982	$3	$26,260	$53,584	$52	$42,802	$10,186	$6,342
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	5.70%	7.08%	5.77%	10.87%	5.74%	4.73%	5.27%	5.75%
Total expenses after expense support and after performance fees	1.23%	1.42%	1.20%	1.01%	0.75%	0.80%	0.75%	1.64%
Total expenses after expense support and before performance fees	1.23%	1.23%	1.20%	1.01%	0.75%	0.80%	0.75%	1.64%
Net investment income(5)(6)	3.70%	4.09%	4.34%	4.05%	3.64%	3.44%	3.21%	2.49%
Total return(7)	2.41%	2.34%	2.50%	3.27%	2.67%	2.70%	0.59%	0.48%

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

January Financial Update

As of January 2, 2026, the Company issued and sold the following unregistered shares of the Company (with the final number of shares being determined on January 26, 2026) to third party investors for cash:

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	70,591	1,795,000	141,266	3,612,500
F-I Shares	24,445	625,000	250,506	6,448,816
P-I Shares	22,223	560,000	-	-
P-S Shares	-	-	46,425	1,200,000
E Shares	-	-	1,977	50,000
T-I Shares	39,833	1,027,395	226,187	5,895,714
T-S Shares	175,568	4,518,500	315,314	8,167,556
I Shares	132,885	3,419,000	1,329,615	34,552,297
BD Shares	-	-	451,461	11,750,950

February Financial Update

As of February 2, 2026, the Company issued and sold the following unregistered shares of the Company (with the final number of shares being determined on February 25, 2026) to third party investors for cash:

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	31,505	800,000	102,646	2,623,000
F-I Shares	38,621	986,000	256,188(3)	6,590,464
P-S Shares	162,428(1)	4,084,442	137,061	3,540,400
E Shares	-	-	1,187	30,000
T-I Shares	22,328	575,000	1,011,353(4)	26,344,631
T-S Shares	55,458	1,425,000	182,357	4,720,000
I Shares	229,178(2)	5,887,285	988,756	25,677,899
BD Shares	-	-	673,135	17,509,513

(1) Includes an aggregate of 162,428 Shares that were exchanged from 158,122 Shares of Series II P-I

(2) Includes an aggregate of 40,938 Shares that were exchanged from 40,928 Shares of Series I T-S.

(3) Includes an aggregate of 4,053 Shares that were exchanged from 4,084 Shares of Series I F-I.

(4) Includes an aggregate of 920,923 Shares that were exchanged from 931,544 Shares of Series I T-I.

As of February 10, 2026, the Company repurchased Shares in the following amounts:

	Series I		Series II		Total
Shares Repurchased on 2/10/2026	Shares	Aggregate Consideration	Shares	Aggregate Consideration	Shares	Aggregate Consideration
A-I Shares	(113,810)	(2,893,967)	(23,537)	(601,906)	(137,348)	(3,495,873)
BD Shares	-	-	-	-	-	-
E Shares	-	-	(397)	(10,050)	(397)	(10,050)
F-I Shares	(15,209)	(388,875)	(664,140)	(17,097,093)	(679,350)	(17,485,968)
F-S Shares	-	-	-	-	-	-
P-I Shares	-	-	-	-	-	-
P-S Shares	-	-	(158,257)	(4,090,683)	(158,257)	(4,090,683)
T-I Shares	-	-	(68,130)	(1,775,859)	(68,130)	(1,775,859)
T-S Shares	(6,052)	(155,757)	(78,483)	(2,032,949)	(84,535)	(2,188,706)
V Shares	-	-	-	-	-	-
I Shares	-	-	(15,560)	(404,342)	(15,560)	(404,342)
S Shares	-	-	-	-	-	-

March Financial Update

As of March 2, 2026, the Company issued and sold the following unregistered shares of the Company (with the final number of shares being determined on March 25, 2026) to third party investors for cash:

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	-	-	-	-
F-I Shares	14,974	381,000	707,776(1)	18,143,686
P-S Shares	5,587	140,000	247,901	6,383,000
E Shares	-	-	8,541	215,000
T-I Shares	29,212	750,000	113,632	2,950,444
T-S Shares	65,594	1,680,000	198,681	5,126,100
I Shares	74,563	1,908,850	2,128,680	55,106,850
BD Shares	-	-	157,054	4,072,535

(1) Includes an aggregate of 177,147 Shares that were exchanged from 178,470 Shares of Series I F-I.

The above table reflects adjustments to the number of Series II A-I Shares and Series II I Shares sold and the corresponding aggregate consideration from the amounts reported on the Company's Current Report on Form 8-K filed with the SEC on March 25, 2026.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective.

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

Board of Directors and Executive Officers

Information regarding the Board and executive officers are set forth below:

Name	Age	Position	Position Held since
Stuart Rothstein	60	Chair of the Board	2024
Bret Leas	50	Director	2024
Nancy De Liban	63	Director	2024
Michael Paniwozik	48	President and Director	2024
John Chrystal	68	Independent Director	2024
Thomas Marano	64	Independent Director	2024
Robert Kasdin	67	Independent Director	2025
James H. Simmons III	59	Independent Director	2024
Robert Rossitto	52	Chief Financial Officer	2024

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

Bret Leas. Mr. Leas is a director of ABC. Mr. Leas is a Partner and Global Head of Asset-Backed Finance at Apollo. He is also a member of the Board of Directors for Redding Ridge Asset Management, ATLAS SP Partners, and is a member of Apollo’s Leadership Team. Prior to joining Apollo in 2009, Mr. Leas was a Director in the Credit Structuring Group at Barclays Capital. Previously, he was an associate at Weil, Gotshal & Manges LLP. Mr. Leas graduated cum laude from the University of Maryland with a BA in History and received his JD cum laude from Georgetown University Law Center. He is a member of the Board of Directors for the Wyoming Stock Growers Land Trust and previously served as Chairman of the Board of Directors for the Make-A-Wish Foundation of Metro and Western New York. We believe Mr. Leas’s extensive experience managing asset-backed finance related transactions across the globe makes him a valuable member of the Board.

Nancy De Liban. Ms. De Liban is a director of ABC and a Partner of Asset-Backed Finance at Apollo. Prior to joining Apollo in 2012, Ms. De Liban was a Senior Managing Director at Countrywide Financial Corporation, as well as the President of Countrywide Alternative Asset Management. While at Countrywide, Ms. De Liban oversaw non-agency MBS and whole loan trading including all conduit operations. Ms. De Liban was also a member of Countrywide’s model validation committee and was one of the senior managers in charge of Countrywide Commercial Real Estate Finance. Prior to joining Countrywide, Ms. De Liban was Senior Managing Director at Bear Stearns for nearly 15 years, where she was a member of the mortgage team focused on modelling, structuring and trading of structured products and was responsible for numerous structural innovations. She currently serves on the board of directors of the parent entities of Atlas Securitized Products, Aqua Financial, NewFi Lending, Petros Pace Finance, and ROC Capital, and serves on the USC Marshall Real Estate Advisory Board. Ms. De Liban received her BS in Finance from the University of Southern California. We believe Ms. De Liban’s extensive asset-backed finance product structuring, valuation, and management experience makes her a valuable member of the Board.

Michael Paniwozik. Mr. Paniwozik is the President and a director of ABC. Mr. Paniwozik is a Partner and Global Head of Structured Credit Investing at Apollo. Prior to joining Apollo in 2015, Mr. Paniwozik was a Managing Director at Napier Park Global Capital. He began his career in the structured products group at Credit Suisse First Boston. Mr. Paniwozik received a BA in economics from the University of Chicago. He is a member of the Board of Trustees for the New Canaan Library. We believe Mr. Paniwozik’s extensive experience in structured credit investing and asset-backed finance strategies makes him a valuable member of the Board.

John Chrystal. Mr. Chrystal is an independent director of ABC. Mr. Chrystal has served on the board of directors of Gen Digital (NASDAQ: GEN) since 2025. Previously, Mr. Chrystal served as a director of MoneyLion Inc. (NYSE: ML) from 2016 through its acquisition by GEN in 2025, including serving as Chairman of the board of directors beginning in 2021. Mr. Chrystal also has served as a director of Regatta Loan Management LLC since 2015. Previously, from June 2013 until February 2022, he served as a director of The Bancorp, Inc. and its subsidiaries, including serving as Vice Chairman beginning in April 2017. He also served as Interim Chief Executive Officer of The Bancorp, Inc. and President of The Bancorp Bank from December 2015 through May 2016. Mr. Chrystal also previously served as a director of numerous special purpose acquisition companies, including Insurance Acquisition Corp from 2019 to 2020, Insurance Acquisition Corp II from 2020 to 2021, Insurance Acquisition Corp III from 2020 to 2022, and MCAP Acquisition Corp in 2021, and as a director of the Trust for Advised Portfolios from 2010 to 2022. Mr. Chrystal was also an advisor to Monroe Capital LLC and its affiliated funds from 2017 to 2022, a Managing Member of Bent Gate Advisors, LLC from 2009 to 2012, a Founding Partner of DiMaio Ahmad Capital from 2005 to 2008, and was a Managing Director with Credit Suisse entities, with oversight of asset management and financial products functions, in varying roles from 1993 to 2005. Mr. Chrystal received an MBA from The University of Chicago and an undergraduate degree from Iowa State University. We believe Mr. Chrystal’s extensive experience in the financial services industry and his prior track record as a senior executive and director make him well qualified to serve on the Board.

Thomas Marano. Mr. Marano is an independent director of ABC. Mr. Marano has served as the Chief Operating Officer of The Chotin Group Corporation, a family office that invests in CRE and diversified marketable securities, since November 2023. From January 2020 to November 2023, Mr. Marano was the Managing Member of Oldepike Associates, a consulting company focused on mortgage, finance, and the hospitality industry. Mr. Marano served as the Chief Executive Officer and President of Ditech Holding Corp. from April 2018 through October 2019, and as a director and Chairman of the board of directors from February 2018 through October 2019, where he led the sale of Ditech assets to New Residential Investment Corp. via a structured bankruptcy. From November 2014 to August 2017, Mr. Marano served as Chief Executive Officer of Intrawest Resorts Holdings, Inc. Prior to Intrawest Resorts, Mr. Marano was the Managing Member of OldePike Associates LLC, a mortgage consulting business, from 2013 to 2014. From 2009 until 2013, Mr. Marano served as Chief Executive Officer of Mortgage Operations, Chief Capital Markets Officer, and Chief Executive Officer and Chairman of GMAC ResCap, Inc. for GMAC, Inc./Ally Financial, Inc. From 2008 until 2009, Mr. Marano served as a Managing Director at Cerberus Capital Management, LLC, where he consolidated commercial and residential mortgage trading operations and helped establish a mortgage fund. Until 2008, Mr. Marano worked at

Bear Stearns & Co. Inc. for 25 years as a trader and ultimately as the U.S. and Global Head of Mortgage-Backed and Asset-Backed Securities. Mr. Marano serves as a director of the board of Lynx IMB, owner of an independent mortgage company, since March 2024. Mr. Marano holds a bachelor’s degree from Columbia College. We believe Mr. Marano’s extensive experience in compliance and regulatory matters makes him well qualified to serve on the Board.

Robert Kasdin. Mr. Kasdin is an independent director of ABC. Since August 2025, Mr. Kasdin has served as Senior Executive Vice President of Columbia University. Mr. Kasdin also previously served in this role from September 2002 to June 2015. From July 2015 to July 2022, Mr. Kasdin served as Senior Vice President and Chief Operating Officer of Johns Hopkins Medicine and from 2018 to July 2022 also served as Chief Financial Officer of Johns Hopkins Medicine. Mr. Kasdin also served as the Executive Vice President and Chief Financial Officer of the University of Michigan from 1997 to 2002. Before his service at the University of Michigan, he was the Treasurer and Chief Investment Officer for the Metropolitan Museum of Art in New York City from 1993 to 1997, and, from 1988 to 1992, served as Vice President and General Counsel for Princeton University Investment Company. He began his career as a corporate attorney at Davis Polk & Wardwell LLP. Mr. Kasdin has also served as a director of Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI) since April 2014, a director of the Harbor Funds since January 2014, and as a trustee of Barnard College since July 2023. From February 2008 to March 2014, Mr. Kasdin served as a member of the board of directors of Noranda Aluminum Holding Corporation (NYSE: NOR). Mr. Kasdin earned his A.B. from Princeton University and his J.D. from Harvard Law School. We believe Mr. Kasdin’s senior executive roles and multidisciplinary finance, legal, and governance experience make him well-qualified to serve on the Board.

James H. Simmons III. Mr. Simmons is an independent director of ABC. Mr. Simmons has served as Chief Executive Officer and Founding Partner of Asland Capital Partners since 2019, serving as head of its investment committee with oversight of the day-to-day operations of the firm. Mr. Simmons has over two decades of real estate investment experience across the public and private sectors. Prior to founding Asland Capital Partners, Mr. Simmons was a Partner at Ares Management, where he led the Ares Domestic Emerging Markets Fund, and was previously a Partner at Apollo Real Estate Advisors. Mr. Simmons was also previously president and CEO of the Upper Manhattan Empowerment Zone Development Corporation and held prior roles at Bankers Trust and Salomon Smith Barney. Mr. Simmons currently serves on the board of directors of Regency Centers Corporation (NASDAQ: REG), and the board of directors of ScionHealth. Mr. Simmons received a BS degree from Princeton University, an MS from the Virginia Polytechnic Institute and State University and a Master of Management degree from Northwestern University’s J.L. Kellogg Graduate School of Management. We believe Mr. Simmons’ extensive background in business and investing in public and private companies makes him well qualified to serve on the Board.

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

The Board has appointed our four independent directors to serve on the Audit Committee. Each of the members of the Audit Committee meets the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance. Mr. Chrystal is the Chair of our

Audit Committee. The Board has determined that each of Mr. Chrystal, Mr. Marano and Mr. Simmons qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a class of our registered voting securities, if any, to file initial reports of ownership and reports of changes in ownership with the SEC. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2025, such persons complied with all such filing requirements, except that a Form 4 for Mr. Rothstein reporting one transaction was inadvertently filed late with respect to a February 2025 purchase of shares.

 Item 11. Executive Compensation

We do not currently have any employees. Our corporate senior management team is comprised of Company officers, who are employees of Apollo. We may also engage other personnel which may be supplied by the Operating Manager or its affiliates, or may be directly hired by the Company or one or more of its subsidiaries. Services necessary for our business are generally provided by individuals who are employees of the Operating Manager, or its affiliates, pursuant to the terms of the Operating Agreement, as applicable. Our day-to-day business operations are managed by the Operating Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment professionals employed by the Operating Manager or its affiliates. Certain risks and potential conflicts exist as a result of our receiving services from the Operating Manager and its affiliates and not having any employees. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—We face heightened risk from working with Affiliated Service Providers since key personnel will not devote their full time or attention to the Company and could leave the Affiliated Service Provider at any time.”

None of the Company’s executive officers receive direct compensation from the Company. In the future, our executive officers may receive compensation from us in the form of E Shares but will not otherwise receive direct compensation from us. The Company does not grant stock options (or similar equity awards) to its executive officers. Our executive officers received no E Shares for the year ended December 31, 2025. We do not determine the form and amount of compensation and benefits awarded by Apollo to our executive officers. We reimburse the Operating Manager and/or their affiliates for Company expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Operating Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any Asset Backed Finance Assets (including but not limited to our Chief Financial Officer, legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company). See “Item 1. Business—Operating Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

The following table sets forth the compensation earned by our directors for the year ended December 31, 2025 ($ in thousands):

Name	Fees Earned in Cash	Share Awards[2]	Total
Stuart Rothstein	$-	$-	-
Bret Leas	$-	$-	-
Nancy De Liban	$-	$-	-
Michael Paniwozik	$-	$-	-
John Chrystal	$110	$50	160
Thomas Marano	$100	$50	150
Robert Kasdin[1]	$-	$50	50
Wendy Modlin[3]	$100	$-	100
James H. Simmons III	$100	$50	150

(1) Amount represents the pro-rated portion of annual Board fees earned in 2025 for Mr. Kasdin, who was elected to the Board on September 4, 2025.

(2) Amounts in this column represent the aggregate grant date fair value of awards granted in 2025.

(3) Amount represents the pro-rated portion of annual Board fees earned in 2025 for Ms. Modlin, who resigned as a director of the Board, effective September 4, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 26, 2026, information with respect to the beneficial ownership of our Shares by

•
each person known to us to beneficially own more than 5% of any class of voting Shares;
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

Name and Address	Number of Series I E Shares Beneficially Owned	Percent of Series I E Shares Beneficially Owned	Number of Series II E Shares Beneficially Owned	Percent of Series II E Shares Beneficially Owned	Number of Series II F-I Shares Beneficially Owned	Percent of Series II F-I Shares Beneficially Owned
Directors and Executive officers(1)
John Chrystal	-	-	4,030	*	-	-
Nancy De Liban	-	-	-	-	-	-
Bret Leas	-	-	-	-	-	-
Thomas Marano	-	-	4,224	*	-	-
Robert Kasdin	-	-	2,055	*	12,600(2)	*
Michael Paniwozik	-	-	14,097	*	-	-
Robert Rossitto	-	-	-	-	-	-
Stuart Rothstein	-	-	9,918	*	-	-
James Simmons	-	-	4,272	*	-	-
All directors and executive officers as a group (nine persons)	-	-	38,596	1.8%	-	*

* Represents less than 1%

(1)
The business address of each director and executive officer is c/o Apollo Asset Backed Credit Company LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.

(2)
Represents Shares held as to which the director shares voting power (if applicable) and dispositive power.

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

The Company does not have any equity compensation plans other than the Restricted Share Plan.

The following table presents certain information about the Company’s equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	$-	$-	$-
Equity compensation plans not approved by shareholders	$-	$-	$-
Total	$-	$-	$-

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

The Operating Manager elected to pay Expense Support of $(1,560), $(5,187) and $(6,747) incurred by Series I, Series II and the Company, respectively, for the year ended December 31, 2025.

The Operating Manager elected to pay Expense Support of $(432), $(5,020) and $(5,452) incurred by Series I, Series II and the Company, respectively, for the year ended December 31, 2024.

As of December 31, 2025, Series I, Series II and the Company had an outstanding amount payable to the Operating Manager of $2,778, $11,555 and $14,333, respectively, for payments made on their behalf.

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

For the year ended December 31, 2025, Series I, Series II and the Company incurred annual distribution fees and servicing fees of $395, $877 and $1,272 respectively.

For the year ended December 31, 2024, Series I, Series II and the Company incurred annual distribution fees and servicing fees of $14, $6 and $20 respectively.

Relationship with Certain Affiliate Loan Service Providers

Apollo Capital Solutions and Redding Ridge Asset Management LLC, each an affiliate of Apollo, and other affiliates of the Company, engage in loan origination, transaction structuring and warehousing and syndication services and similar arrangements provided to borrowers, loan syndicates and others. From time to time, such service providers provide these services to Asset-Backed Finance Assets that the Company acquires or to lending syndicates in which the Company participates, and will generally be entitled to servicing, agent, structuring or other fees or expense reimbursements for such services. Such services include, or are expected to include, sourcing of loans, due diligence of loans and general structuring, servicing, syndication and administration services in respect of loans or loan portfolios. Any such fees received by Apollo or such affiliated service providers from the Company’s Asset-Backed Finance Assets will not be shared with the Company or attributable to, or for the benefit of, the Company. For the year ended December 31, 2025, affiliates of the Company received aggregate fees of $3,265 for services as loan service providers. For the year ended December 31, 2024, affiliates of the Company received aggregate fees of $97 for services as loan service providers.

Capital Solutions Fees

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Asset-Backed Finance Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services). For the year ended December 31, 2025, $3,265 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively.

Collateral Management Fees

Certain affiliates of the Operating Manager serve as collateral managers for certain wholly-owned subsidiaries of the Company. Collateral managers perform investment management functions including supervising and directing investments and performing administrative and advisory functions on behalf of the Company. For the year ended December 31, 2025, the Company paid $615 and €334 in collateral management fees to affiliates of the Operating Manager.

Client Servicing Fees

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. For the year ended December 31, 2025, the Company incurred $351 of expenses for services provided by Lyra.

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

Timing of Investment Realization

Because the Operating Manager receives management fees, the Operating Manager will be incentivized to hold investments that have poor prospects for improvement in order to receive ongoing management fees in the interim and, potentially, a more likely or larger performance fee distribution if such asset’s value appreciates in the future. This incentive is further exacerbated by the loss carryforward. In addition, there is flexibility regarding when investments may be realized.

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

Director Independence

The LLC Agreement defines independent directors to mean directors who are independent under the rules of the New York Stock Exchange, and provides that the number of non-independent directors on the Board will not exceed the number of independent directors. Our Audit Committee charter also requires that all members of the Audit Committee be independent. Based upon its review, our board of directors has affirmatively determined that each of John Chrystal, Thomas Marano, Robert Kasdin and James H. Simmons III are "independent" members of our board of directors under all applicable standards for independence, including with respect to service on our Audit Committee.

Item 14. Principal Accounting Fee & Services

Independent Auditors

For the year ended December 31, 2025, and for the year ended December 31, 2024, Deloitte & Touche LLP (PCAOB ID No. 34) (“Deloitte”) served as our independent registered public accounting firm.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the year ended December 31, 2025 and for the year ended December 31, 2024 by our independent registered public accounting firm, Deloitte, were as follows:

	December 31, 2025	December 31, 2024
Audit Fees[1]	$758	$645
Audit-related fees	-	-
Tax fees	637	415
All other fees	-	-
Total	$1,395	$1,060

(1) Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of the Board was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the audit of the financial statements as of and for the year ended December 31, 2025 and for the year ended December 31, 2024 that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was independent.

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

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See the accompanying Index to Financial Statement Schedule on page 88.

(a) (2) Financial Statement Schedules None.

(a) (3) Exhibits

Exhibit Number	Description
3.1	Certificate of Formation as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).
3.2	Fourth Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 3, 2025).
3.3	Amended Series Agreement of Apollo Asset Backed Credit Company LLC – Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).
3.4	Amended Series Agreement of Apollo Asset Backed Credit Company LLC – Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).
4.1	Description of Registrant's Securities.
4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10 filed with the SEC on June 25, 2024).
4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10 filed with the SEC on June 25, 2024).
4.4	Third Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2025).
10.1	Third Amended and Restated Operating Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2025).

10.2	Third Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2025).
10.3	Expense Limitation and Reimbursement Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).
10.4

Letter Agreement between Apollo Asset Backed Credit Company LLC and Apollo Principal Holdings VI, L.P., dated May 3, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2024).

10.5	Trademark License Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2024).
10.6*

Restricted Share Plan for Independent Directors of Apollo Asset Backed Credit Company LLC, effective as of August 12, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024).

10.7*	Form of Independent Director Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Mortgage Aggregator Series Trust Administrator, L.P. Financial Statements as of and for the year ended December 31, 2024.
101. INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema Document
101. CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB +	XBRL Taxonomy Extension Label Linkbase Document
101. PRE +	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document
101. INS +	XBRL Instance Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: March 26, 2026 Michael Paniwozik

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Paniwozik

Date: March 26, 2026 Michael Paniwozik

President and Director

(Principal Executive Officer)

Date: March 26, 2026 /s/ Robert Rossitto

Robert Rossitto

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: March 26, 2026 /s/ Stuart Rothstein

Stuart Rothstein

Chair of the Board

Date: March 26, 2026 /s/ John Chrystal

John Chrystal

Director

Date: March 26, 2026 /s/ Nancy De Liban

Nancy De Liban

Director

Date: March 26, 2026 /s/ Bret Leas

Bret Leas

Director

Date: March 26, 2026 /s/ Thomas Marano

Thomas Marano

Director

Date: March 26, 2026 /s/ Robert Kasdin

Robert Kasdin

Director

Date: March 26, 2026 /s/ James H. Simmons III

James H. Simmons III

Director