Form 10-Q
period 2026-03-31
Apollo Asset Backed Credit Co LLC
filed 2026-05-15
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had, with respect to Series I limited liability company interests, 1,695,863 A-I Shares, 6,127 E Shares, 4,676,476 F-I Shares, 110 F-S Shares, 746,589 I Shares, 22,619 P-I Shares, 353,971 P-S Shares, 110 S Shares, 1,860,749 T-I Shares, 2,957,077 T-S Shares, and 40 V Shares outstanding, and with respect to Series II limited liability company interests, 3,201,311 A-I Shares, 8,153,897 BD Shares, 2,197,912 E Shares, 16,806,337 F-I Shares, 2,783 F-S Shares, 11,548,270 I Shares, 52,953 P-I Shares, 6,774,477 P-S Shares, 459 S Shares, 6,056,182 T-I Shares, 6,430,907 T-S Shares, and 40 V Shares outstanding.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including

i

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

ii

Part I. Financial Information

Item 1. Financial Statements

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of Mar 31, 2026 (Unaudited)			As of Dec 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value	314,709	1,530,759	$1,845,468	$305,789	$1,271,916	$1,577,705
(cost at March 31, 2026 of $312,829; $1,524,347; $1,837,176, respectively and at December 31, 2025 of $300,563; $1,254,976; $1,555,539, respectively)
Derivative assets, at fair value	7,938	39,092	47,030	8,924	37,118	46,042
(cost at March 31, 2026 of $7,767; $36,289; $44,056, respectively and at December 31, 2025 of $8,771; $35,278; $44,049, respectively)
Cash and cash equivalents	20,433	107,509	127,942	24,031	62,150	86,181
Due from Operating Manager	2,346	11,125	13,471	2,486	10,341	12,827
Interest receivable	4,236	36,492	40,728	2,740	19,670	22,410
Deferred offering expenses	355	1,674	2,029	416	1,730	2,146
Capital subscriptions receivable	-	4,541	4,541	-	11,238	11,238
Dividends receivable	2,268	11,171	13,439	1,833	7,626	9,459
Receivable for investments sold	10,556	48,411	58,967	16,773	69,766	86,539
Prepaid expenses and other assets	10,466	55,523	65,989	18,759	13,888	32,647
Total assets	$373,307	$1,846,297	$2,219,604	$381,751	$1,505,443	$1,887,194

Liabilities
Derivative liabilities, at fair value	$456	$2,248	$2,704	$966	$4,020	$4,986
(cost at March 31, 2026 of ($5); ($25); ($30), respectively and at December 31, 2025 of ($5); ($17); ($22), respectively)
Repurchase agreements	27,625	136,039	163,664	33,228	138,210	171,438
Notes payable	995	1,071	2,066	995	1,071	2,066
Payable for investments purchased	4,291	87,780	92,071	1,621	6,741	8,362
Due to Operating Manager	2,963	14,124	17,087	2,778	11,555	14,333
Distributions payable	2,267	12,328	14,595	1,597	7,295	8,892
Interest payable	2,145	26,214	28,359	1,426	14,216	15,642
Performance fees payable	-	-	-	1,339	4,485	5,824
Management fees payable	230	1,134	1,364	469	1,829	2,298
Capital repurchases payable	4,541	-	4,541	11,238	-	11,238
Other accrued expenses and liabilities	21,264	47,790	69,054	14,169	15,836	30,005
Total liabilities	$66,777	$328,728	$395,505	$69,826	$205,258	$275,084
Commitments and contingencies (Note 8)
Total net assets	$306,530	$1,517,569	$1,824,099	$311,925	$1,300,185	$1,612,110

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of Mar 31, 2026 (Unaudited)			As of Dec 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share

A-I Shares:
Net assets	$41,524	$78,077	$119,601	$42,199	$73,178	$115,377
Shares outstanding	1,647,845	3,082,360	4,730,205	1,659,560	2,861,594	4,521,154
Net asset value per share	$25.20	$25.33	$25.28	$25.43	$25.57	$25.52

F-I Shares:
Net assets	$120,036	$419,282	$539,318	$123,525	$407,334	$530,859
Shares outstanding	4,735,573	16,439,415	21,174,988	4,831,239	15,823,002	20,654,241
Net asset value per share	$25.35	$25.50	$25.47	$25.57	$25.74	$25.70

F-S Shares:
Net assets	$3	$71	$74	$3	$70	$73
Shares outstanding	110	2,771	2,881	110	2,730	2,840
Net asset value per share	$25.47	$25.45	$25.45	$25.63	$25.69	$25.68

P-I Shares:
Net assets	$563	$1,374	$1,937	$3	$1,380	$1,383
Shares outstanding	22,531	52,891	75,422	110	52,655	52,765
Net asset value per share	$24.98	$25.98	$25.68	$25.20	$26.20	$26.20

P-S Shares:
Net assets	$8,827	$171,979	$180,806	$4,625	$169,044	$173,669
Shares outstanding	353,579	6,712,617	7,066,196	183,629	6,539,833	6,723,462
Net asset value per share	$24.96	$25.62	$25.59	$25.19	$25.85	$25.83

E Shares:
Net assets	$156	$54,998	$55,154	$155	$55,195	$55,350
Shares outstanding	6,099	2,196,838	2,202,937	6,005	2,182,241	2,188,246
Net asset value per share	$25.56	$25.03	$25.04	$25.78	$25.29	$25.29

T-I Shares:
Net assets	$45,814	$149,159	$194,973	$67,614	$115,669	$183,283
Shares outstanding	1,791,220	5,773,238	7,564,458	2,621,481	4,437,597	7,059,078
Net asset value per share	$25.58	$25.84	$25.77	$25.79	$26.07	$25.96

T-S Shares:
Net assets	$74,212	$159,169	$233,381	$68,532	$143,284	$211,816
Shares outstanding	2,908,738	6,200,406	9,109,144	2,662,824	5,531,591	8,194,415
Net asset value per share	$25.51	$25.67	$25.62	$25.74	$25.90	$25.85

I Shares:
Net assets	$16,396	$281,055	$297,451	$5,265	$166,665	$171,930
Shares outstanding	642,890	10,910,674	11,553,564	204,643	6,413,485	6,618,128
Net asset value per share	$25.50	$25.76	$25.75	$25.73	$25.99	$25.98

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of Mar 31, 2026 (Unaudited)			As of Dec 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share

S Shares:
Net assets	$3	$3	$6	$3	$3	$6
Shares outstanding	110	110	220	110	110	220
Net asset value per share	$25.59	$25.80	$25.70	$25.75	$25.98	$25.87

BD Shares:
Net assets	$-	$201,396	$201,396	$-	$168,362	$168,362
Shares outstanding	-	7,805,300	7,805,300	-	6,468,338	6,468,338
Net asset value per share	$-	$25.80	$25.80	$-	$26.03	$26.03

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.70	$25.60	$25.65	$25.70	$25.60	$25.65

A-II Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands)

	For the Three Months ended Mar 31, 2026			For the Three Months ended Mar 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Investment Income
Interest income	$4,658	$21,479	$26,137	$1,417	$4,392	$5,809
Dividend income	1,462	6,668	8,130	251	757	1,008
Total investment income	$6,120	$28,147	$34,267	$1,668	$5,149	$6,817

Expenses
General and administration expenses	$600	$2,748	$3,348	$500	$1,471	$1,971
Performance fees	-	-	-	207	536	743
Management fees	703	3,214	3,917	105	264	369
Deferred offering expenses amortization	26	121	147	40	120	160
Shareholder servicing fees	158	431	589	55	86	141
Director fees	27	125	152	31	95	126
Organizational expenses	30	144	174	-	-	-
Interest and other debt expenses	74	145	219	68	132	200
Total expenses	$1,618	$6,928	$8,546	$1,006	$2,704	$3,710
Less: Expense support from Operating Manager	(116)	(528)	(644)	(372)	(1,136)	(1,508)
Net expenses	$1,502	$6,400	$7,902	$634	$1,568	$2,202
Net investment income before taxes	$4,618	$21,747	$26,365	$1,034	$3,581	$4,615
Provision for (benefit from) income taxes	544	(1,555)	(1,011)	581	(41)	540
Net investment income	$4,074	$23,302	$27,376	$453	$3,622	$4,075

Net realized and net change in unrealized gains (losses) on investments and derivatives:
Net realized gain (loss) on investments	$18	$74	$92	$52	$174	$226
Net realized gain (loss) on derivatives	(952)	(4,407)	(5,359)	(207)	(680)	(887)
Net realized gain (loss) on foreign currency transactions	(109)	(541)	(650)	47	143	190
Net change in unrealized gain (loss) on investments	(3,346)	(10,528)	(13,874)	2,344	6,942	9,286
Net change in unrealized gain (loss) on derivatives	528	2,743	3,271	(1,020)	(3,058)	(4,078)
Net unrealized gain (loss) on foreign currency translations	22	94	116	(6)	(22)	(28)
Net realized and net change in unrealized gains (losses) on investments and derivatives	$(3,839)	$(12,565)	$(16,404)	$1,210	$3,499	$4,709
Net increase (decrease) in net assets resulting from operations	$235	$10,737	$10,972	$1,663	$7,121	$8,784

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands)

	For the Three Months ended Mar 31, 2026			For the Three Months ended Mar 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$4,074	$23,302	$27,376	$453	$3,622	$4,075
Net realized gain (loss) on investments	18	74	92	52	174	226
Net realized gain (loss) on derivatives	(952)	(4,407)	(5,359)	(207)	(680)	(887)
Net realized gain (loss) on foreign currency transactions	(109)	(541)	(650)	47	143	190
Net change in unrealized gain (loss) on investments	(3,346)	(10,528)	(13,874)	2,344	6,942	9,286
Net change in unrealized gain (loss) on derivatives	528	2,743	3,271	(1,020)	(3,058)	(4,078)
Net unrealized gain (loss) on foreign currency translations	22	94	116	(6)	(22)	(28)
Net increase (decrease) in net assets resulting from operations	$235	$10,737	$10,972	$1,663	$7,121	$8,784

Capital Transactions
Proceeds from issuance of shares	$31,435	$259,829	$291,264	$47,749	$184,176	$231,925
Repurchase of shares	(33,125)	(30,097)	(63,222)	(8,734)	(574)	(9,308)
Distributions declared	(3,940)	(23,085)	(27,025)	(1,198)	(4,095)	(5,293)
Net increase (decrease) in net assets from capital transactions	$(5,630)	$206,647	$201,017	$37,817	$179,507	$217,324
Net increase (decrease) in net assets during the period	$(5,395)	$217,384	$211,989	$39,480	$186,628	$226,108
Net assets at beginning of period	311,925	1,300,185	1,612,110	81,009	196,212	277,221
Net assets at end of period	$306,530	$1,517,569	$1,824,099	$120,489	$382,840	$503,329

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Three Months ended Mar 31, 2026			For the Three Months ended Mar 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$235	$10,737	$10,972	$1,663	$7,121	$8,784
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(18)	(74)	(92)	(52)	(174)	(226)
Net change in unrealized (gain) loss on investments	3,346	10,528	13,874	(2,344)	(6,942)	(9,286)
Payments to purchase investments	(79,841)	(812,191)	(892,032)	(110,776)	(410,658)	(521,434)
Proceeds from sale of investments	67,594	542,894	610,488	56,329	189,809	246,138
Net realized (gain) loss on derivatives	952	4,407	5,359	207	680	887
Net change in unrealized (gain) loss on derivatives	(528)	(2,743)	(3,271)	1,020	3,058	4,078
Payments to purchase derivatives	1,003	(1,003)	-	(7,850)	(27,148)	(34,998)
Proceeds from sale of derivatives	(952)	(4,407)	(5,359)	(207)	(680)	(887)
Changes in operating assets and liabilities:
(Increase)/decrease in receivable for investments sold	6,217	21,355	27,572	(3)	(15)	(18)
(Increase)/decrease in due from Operating Manager	140	(784)	(644)	(44)	(1,465)	(1,509)
(Increase)/decrease in interest receivable	(1,496)	(16,822)	(18,318)	(556)	(2,138)	(2,694)
(Increase)/decrease in dividends receivable	(435)	(3,545)	(3,980)	(240)	(767)	(1,007)
(Increase)/decrease in deferred offering expenses	61	56	117	183	(24)	159
(Increase)/decrease in prepaid expenses and other assets, excluding restricted cash (1)	8,293	(41,635)	(33,342)	(2,740)	(9,371)	(12,111)
(Increase)/decrease in capital subscriptions receivable	-	6,697	6,697	-	-	-
Increase/(decrease) in distributions payable	670	5,033	5,703	-	-	-
Increase/(decrease) in due to Operating Manager	185	2,569	2,754	(66)	1,389	1,323
Increase/(decrease) in payable for investments purchased	2,670	81,039	83,709	3,986	13,777	17,763
Increase/(decrease) in performance fees payable	(1,339)	(4,485)	(5,824)	195	536	731
Increase/(decrease) in management fees payable	(239)	(695)	(934)	105	265	370
Increase/(decrease) in interest payable	719	11,998	12,717	408	1,251	1,659
Increase/(decrease) in capital repurchases payable	(6,697)	-	(6,697)	-	-	-
Increase/(decrease) in repurchases payable	-	-	-	-	-	-
Increase/(decrease) in other accrued expenses and liabilities	7,095	31,954	39,049	1,121	(70)	1,051

Net cash provided by (used in) operating activities	$7,635	$(159,117)	$(151,482)	$(59,661)	$(241,566)	$(301,227)

Financing activities
Notes Borrowings	$-	$-	$-	$7,188	$22,936	$30,124
Proceeds from issuance of shares	31,435	259,829	291,264	47,389	183,555	230,944
Net borrowings of repurchase agreements	(5,603)	(2,171)	(7,774)	-	-	-
Repurchases of shares	(33,125)	(30,097)	(63,222)	(8,563)	(574)	(9,137)
Distributions declared	(3,940)	(23,085)	(27,025)	(741)	(3,290)	(4,031)
Net cash provided by (used in) financing activities	$(11,233)	$204,476	$193,243	$45,273	$202,627	$247,900

Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	$(3,598)	$45,359	$41,761	$(14,388)	$(38,939)	$(53,327)
Cash and cash equivalents at beginning of period	24,031	62,150	86,181	16,817	41,770	58,587
Cash, Cash equivalents and restricted cash at end of period(1)	$20,433	$107,509	$127,942	$2,429	$2,831	$5,260

Supplemental disclosure of cash flow information:
Income taxes paid	$980	$-	$980	$-	$-	$-
Cash paid for interest	$35	$37	$72	$-	$-	$-
Noncash financing activities not included - distribution payable	$2,267	$12,328	$14,595	$-	$-	$-
Noncash financing activities not included - reinvestment of distribution	$1,412	$9,098	$10,510	$-	$-	$-

(1) Included in Cash, cash equivalents and restricted cash at the end of period are $1,633, $8,038 and $9,671 for Series I, Series II and total Company respectively, of restricted cash posted as collateral, which are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities.

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

March 31, 2026 (in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value
Asset Backed Debt Securities
Australia
Structured Finance		$6,811	2.21%		$33,544	2.21%		$40,355	2.21%
Total Australia		6,811	2.21		33,544	2.21		40,355	2.21
Cayman Islands
Structured Finance		$10,045	3.27		$49,119	3.24		$59,164	3.24
Banking, Finance, Insurance & Real Estate		$-	-		$-	-		$-	-
Total Cayman Islands		10,045	3.27		49,119	3.24		59,164	3.24
Germany
Structured Finance		$908	0.30		$3,654	0.24		$4,562	0.25
Total Germany		908	0.30		3,654	0.24		4,562	0.25
South Africa
Structured Finance		$5,250	1.71		$25,852	1.70		$31,102	1.71
Total South Africa		5,250	1.71		25,852	1.70		31,102	1.71
United Arab Emirates
Structured Finance		$359	0.12		$1,766	0.12		$2,125	0.12
Total United Arab Emirates		359	0.12		1,766	0.12		2,125	0.12
United Kingdom
Transportation: Cargo		$3,609	1.17		$17,775	1.17		$21,384	1.17
Total United Kingdom		3,609	1.17		17,775	1.17		21,384	1.17
United States
Structured Finance		$78,433	25.50		$378,582	24.96		$457,015	25.05
Banking, Finance, Insurance & Real Estate		$7,914	2.57		$38,973	2.57		$46,887	2.57
High Tech Industries		$-	-		$-	-		$-	-
Media: Diversified & Production		$6,075	1.98		$29,915	1.97		$35,990	1.97
Real Estate		$3,143	1.02		$15,477	1.02		$18,620	1.02
Total United States		95,565	31.07		462,947	30.52		558,512	30.61
Total Asset Backed Debt Securities		122,547	39.85		594,657	39.20		717,204	39.31

Bank Loans
Cayman Islands
Banking, Finance, Insurance & Real Estate	$1,227	0.40	$6,042	0.40	$7,269	0.40
Total Cayman Islands	1,227	0.40	6,042	0.40	7,269	0.40
Guernsey Channel Islands
Banking, Finance, Insurance & Real Estate	$835	0.27	$4,112	0.27	$4,947	0.27
Total Guernsey Channel Islands	835	0.27	4,112	0.27	4,947	0.27
Japan
Banking, Finance, Insurance & Real Estate	$3,707	1.21	$18,253	1.20	$21,960	1.20
Total Japan	3,707	1.21	18,253	1.20	21,960	1.20

Luxembourg
Banking, Finance, Insurance & Real Estate	$10,372	3.37	$51,076	3.37	$61,448	3.37
Total Luxembourg	10,372	3.37	51,076	3.37	61,448	3.37
United States
Banking, Finance, Insurance & Real Estate (2)	$12,151	3.95	$59,841	3.95	$71,992	3.95
High Tech Industries	$17,593	5.72	$86,639	5.71	$104,232	5.71
Real Estate	$18,511	6.02	$91,159	6.01	$109,670	6.01
Utilities: Water	$1,683	0.55	$8,288	0.55	$9,971	0.55
Total United States	49,938	16.24	245,927	16.22	295,865	16.22
Total Bank Loans	66,079	21.49	325,410	21.46	391,489	21.46

Collateralized Loan Obligations - Residual Tranche
Cayman Islands
Structured Finance	$317	0.10	$1,364	0.09	$1,681	0.09
Total Cayman Islands	317	0.10	1,364	0.09	1,681	0.09
Ireland
Structured Finance	$705	0.23	$3,468	0.23	$4,173	0.23
Total Ireland	705	0.23	3,468	0.23	4,173	0.23
Jersey
Structured Finance	$322	0.10	$1,328	0.09	$1,650	0.09
Total Jersey	322	0.10	1,328	0.09	1,650	0.09
Total Collateralized Loan Obligations - Residual Tranche	1,344	0.43	6,160	0.41	7,504	0.41

Collateralized Loan Obligations - Warehouses
Ireland
Banking, Finance, Insurance & Real Estate	$1,128	0.37	$5,553	0.37	$6,681	0.37
Structured Finance	$8,705	2.83	$42,870	2.83	$51,575	2.83
Total Ireland	9,833	3.20	48,423	3.20	58,256	3.20
United States
Banking, Finance, Insurance & Real Estate	$13,364	4.35	$65,812	4.34	$79,176	4.34
Structured Finance	$15,329	4.98	$75,491	4.98	$90,820	4.98
Total United States	28,693	9.33	141,303	9.32	169,996	9.32
Total Collateralized Loan Obligations - Warehouses	42,810	13.92	207,449	13.69	250,259	13.73

Corporate Bonds
United States
Banking, Finance, Insurance & Real Estate		$13,503	4.39		$66,497	4.38		$80,000	4.39
Total United States		13,503	4.39		66,497	4.38		80,000	4.39
Total Corporate Bonds		13,503	4.39		66,497	4.38		80,000	4.39

Rights
United States
Structured Finance		$678	0.22		$2,822	0.19		$3,500	0.19
Total United States		678	0.22		2,822	0.19		3,500	0.19
Total Rights		678	0.22		2,822	0.19		3,500	0.19

Special Purpose Vehicles
Cayman Islands
Structured Finance		$4,284	1.39		$17,723	1.17		$22,007	1.21
Total Cayman Islands		4,284	1.39		17,723	1.17		22,007	1.21
Luxembourg
Banking, Finance, Insurance & Real Estate		$453	0.15		$2,228	0.15		$2,681	0.15
Structured Finance		$2,781	0.90		$13,696	0.90		$16,477	0.90
Total Luxembourg		3,234	1.05		15,924	1.05		19,158	1.05
United States
Banking, Finance, Insurance & Real Estate		$1,719	0.56		$7,161	0.47		$8,880	0.49
High Tech Industries		$557	0.18		$2,715	0.18		$3,272	0.18
Structured Finance
A-A Mortgage Investor LLC	38,190	39,657	12.9	188,071	195,293	12.87	226,261	234,950	12.87
Other		$22,581	7.34		$106,671	7.03		$129,252	7.09
Total United States		64,514	20.98		311,840	20.55		376,354	20.63
Total Special Purpose Vehicles		67,748	22.03		327,764	21.60		395,512	21.68

Total Investments before Cash and Cash Equivalents, at fair value (cost
of $312,829; $1,524,347; $1,837,176, respectively)		$314,709	102.33%		$1,530,759	100.93%		$1,845,468	101.17%

State Street Institutional U.S. Government Money Market Fund - Opportunity Class (3)		10,439	3.39		37,152	2.45		47,591	2.61
Total Investments after Cash and Cash Equivalents, at fair value (cost
of $323,268; $1,561,499; $1,884,767, respectively)		$325,148	105.72%		$1,567,911	103.38%		$1,893,059	103.78%

(1) Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.

(2) As of March 31, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies:

		Series I			Series II			Total
Country	Industry	Total commitments	Less: funded commitments	Total unfunded commitments	Total commitments	Less: funded commitments	Total unfunded commitments	Total commitments	Less: funded commitments	Total unfunded commitments
United States	Banking, Finance, Insurance & Real Estate	$5,277	$4,730	$547	$25,988	$23,293	$2,695	$31,265	$28,023	3,242
	Total	$5,277	$4,730	$547	$25,988	$23,293	$2,695	$31,265	$28,023	$3,242

(3) This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

March 31, 2026

(in thousands)

Derivative Assets, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
CDS (Multiple), Notional amount of $7,426; $36,574; $44,000, respectively	Credit Default Swaps	08/19/2029 - 10/10/2030	$7,444	2.42%	$36,657	2.42%	$44,101	2.42%
USD Currency, Notional amount of $23,631; $116,369; $140,000, respectively	Interest Rate Swaps	03/07/2027 - 03/26/2029	$42	0.01	$210	0.01	$252	0.01
Forward Currency Contracts	Forwards		$452	0.15	$2,225	0.15	$2,677	0.15
Total Derivative Assets, at fair value (cost of $7,767; $36,289; $44,056, respectively)			$7,938	2.58%	$39,092	2.58%	$47,030	2.58%
Derivative Liabilities, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
American Airlines Group Inc. (AMR Corp), Notional amount of $93; $457; $550, respectively	Credit Default Swaps	12/20/2029	$—	-%	$(1)	-%	$(1)	-%
USD Currency, Notional amount of $129,591; $623,409; $750,000, respectively	Interest Rate Swaps	02/26/2027 - 03/03/2029	$(408)	(0.13)	$(2,010)	(0.13)	$(2,418)	(0.13)
USD Currency, Notional amount of $59,076; $290,924; $350,000, respectively	Swaption	2/26/2027	$(48)	(0.02)	$(237)	(0.02)	$(285)	(0.02)
Total Derivative Liabilities, at fair value (cost of ($5); ($25); ($30), respectively)			$(456)	(0.15)%	$(2,248)	(0.15)%	$(2,704)	(0.15)%

(1) Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.

See notes to consolidated financial statement

Schedule of Investments Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments

December 31, 2025

(in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value
Asset Backed Debt Securities
Australia
Structured Finance		$4,374	1.40%		$18,192	1.40%		$22,566	1.40
Total Australia		4,374	1.40		18,192	1.40		22,566	1.40
Canada
Structured Finance		1,065	0.34		4,431	0.34		5,496	0.34
Total Canada		1,065	0.34		4,431	0.34		5,496	0.34
Cayman Islands
Structured Finance		13,912	4.46		57,865	4.45		71,777	4.45
Total Cayman Islands		13,912	4.46		57,865	4.45		71,777	4.45
Germany
Structured Finance		1,163	0.37		4,836	0.37		5,999	0.37
Total Germany		1,163	0.37		4,836	0.37		5,999	0.37
Ireland
Structured Finance		557	0.18		2,319	0.18		2,876	0.18
Total Ireland		557	0.18		2,319	0.18		2,876	0.18
United Kingdom
Transportation: Cargo		4,163	1.33		17,314	1.33		21,477	1.33
Total United Kingdom		4,163	1.33		17,314	1.33		21,477	1.33
United States
Structured Finance		78,572	25.20		326,822	25.15		405,394	25.16
Banking, Finance, Insurance & Real Estate		4,564	1.46		18,982	1.46		23,546	1.46
Media: Diversified & Production		7,306	2.34		30,388	2.34		37,694	2.34
Real Estate		20,754	6.65		86,327	6.64		107,081	6.64
Total United States		111,196	35.65		462,519	35.59		573,715	35.60
Total Asset Backed Debt Securities		136,430	43.73		567,476	43.66		703,906	43.67
Bank Loans
Cayman Islands
Banking, Finance, Insurance & Real Estate		1,579	0.51		6,567	0.51		8,146	0.51
Total Cayman Islands		1,579	0.51		6,567	0.51		8,146	0.51
Japan
Banking, Finance, Insurance & Real Estate		4,417	1.42		18,373	1.41		22,790	1.41
Total Japan		4,417	1.42		18,373	1.41		22,790	1.41
Luxembourg
Banking, Finance, Insurance & Real Estate
Banking, Finance, Insurance & Real Estate		11,566	3.71		48,107	3.70		59,673	3.70
Total Luxembourg		11,566	3.71		48,107	3.70		59,673	3.70

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value (continued)
United States
Banking, Finance, Insurance & Real Estate		$14,530	4.66		$60,443	4.65		$74,973	4.65
High Tech Industries		11,143	3.57		46,347	3.56		57,490	3.57
Utilities: Water		1,935	0.62		8,050	0.62		9,985	0.62
Total United States		27,608	8.85		114,840	8.83		142,448	8.84
Total Bank Loans		45,170	14.49		187,887	14.45		233,057	14.47

Collateralized Loan Obligations - Residual Tranche
Cayman Islands
Structured Finance		508	0.16		2,112	0.16		2,620	0.16
Total Cayman Islands		508	0.16		2,112	0.16		2,620	0.16
Jersey
Structured Finance		359	0.12		1,491	0.11		1,850	0.11
Total Jersey		359	0.12		1,491	0.11		1,850	0.11
Total Collateralized Loan Obligations - Residual Tranche		867	0.28		3,603	0.27		4,470	0.27

Collateralized Loan Obligations - Warehouses
Ireland
Banking, Finance, Insurance & Real Estate		1,665	0.53		6,926	0.53		8,591	0.53
Structured Finance		10,250	3.29		42,634	3.28		52,884	3.28
Total Ireland		11,915	3.82		49,560	3.81		61,475	3.81
United States
Structured Finance
ABC Holdings 5 Hollywood, LLC	19,285	19,285	6.18	80,215	80,215	6.17	99,500	99,500	6.17
Other		17,578	5.64		73,114	5.62		90,692	5.62
Total United States		36,863	11.82		153,329	11.79		190,192	11.79
Total Collateralized Loan Obligations - Warehouses		48,778	15.64		202,889	15.60		251,667	15.60

Rights
United States
Structured Finance		678	0.22		2,822	0.22		3,500	0.22
Total United States		678	0.22		2,822	0.22		3,500	0.22
Total Rights		678	0.22		2,822	0.22		3,500	0.22

Special Purpose Vehicles
Cayman Islands
Structured Finance		4,351	1.39		18,097	1.39		22,448	1.39
Total Cayman Islands		4,351	1.39		18,097	1.39		22,448	1.39
Luxembourg
Real Estate		3,955	1.27		16,452	1.27		20,407	1.27
Total Luxembourg		3,955	1.27		16,452	1.27		20,407	1.27
United States
Real Estate		10,902	3.5		45,347	3.49		56,249	3.49
Structured Finance
A-A Mortgage Investor LLC	47,234	47,234	15.14	196,469	196,469	15.11	243,703	243,703	15.12
Other		7,420	2.38		30,862	2.37		38,282	2.37
Total United States		65,556	21.02		272,678	20.97		338,234	20.98
Total Special Purpose Vehicles		73,862	23.68		307,227	23.63		381,089	23.64
Warrants
United States
Banking, Finance, Insurance & Real Estate		3	-		13	-		16	-
Total United States		3	-		13	-		16	-
Total Warrants		3	-		13	-		16	-

Total Investments before Cash and Cash Equivalents, at fair value
(cost of $300,563; $1,254,976; $1,555,539, respectively)		$305,789	98.03%		$1,271,916	97.83%		$1,577,705	97.87

State Street Institutional U.S. Government Money Market Fund - Opportunity Class (1)		640	0.21		2,862	0.22		3,502	0.22
Total Investments, at fair value (cost of $301,476; $1,258,773; $1,560,249, respectively)		$306,429	98.24%		$1,274,778	98.05%		$1,581,207	98.09

See notes to consolidated financial statements

Schedule of Investments Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments

December 31, 2025

(in thousands)

Derivative Assets, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
CDS (Multiple), Notional amount of $8,528; $35,472; $44,000, respectively	Credit Default Swaps	08/19/2029 - 10/10/2030	$8,655	2.78%	$35,998	2.77%	$44,653	2.77
USD Currency, Notional amount of $90,125; $374,875; $465,000, respectively	Interest Rate Swaps	03/07/2027 - 11/04/2028	269	0.09	1,120	0.09	1,389	0.09
Total Derivative Assets, at fair value (cost of $8,771; $35,278; $44,049, respectively)			$8,924	2.87%	$37,118	2.86%	$46,042	2.86

Derivative Liabilities, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
American Airlines Group Inc. (AMR Corp), Notional amount of $107; $443; $550, respectively	Credit Default Swaps	12/20/2029	$(6)	-%	$(24)	-%	$(30)	-
Forward Currency Contracts	Forwards		(181)	(0.06)	(754)	(0.06)	(935)	(0.06)
Futures	SOFR Futures		(779)	(0.25)	(3,242)	(0.25)	(4,021)	(0.25)
Total Derivative Liabilities, at fair value (cost of ($5); ($17); ($22), respectively)			$(966)	(0.31)%	$(4,020)	(0.31)%	$(4,986)	(0.31)

(1) Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except for share and per share data)

1.
ORGANIZATION

Apollo Asset Backed Credit Company LLC (the “Company”) was formed on September 22, 2023 as a Delaware limited liability company. On September 22, 2023, the Company established two registered series of limited liability company interests, Apollo Asset Backed Credit Company LLC - Series I (“Series I”) and Apollo Asset Backed Credit Company LLC - Series II (“Series II”). Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Sections 18-215(c) and 18-218(c)(1) of the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”) provide that a Series established in accordance with Section 18-215(b) or 18-218 of the LLC Act, respectively, may carry on any lawful business, purpose or activity, other than the business of banking, and has the power and capacity to, in its own name, contract, hold title to assets (including real, personal and intangible property), grant liens and security interests, and sue and be sued. The Company intends for each Series to conduct its business and enter into contracts in its own name to the extent such activities are undertaken with respect to a particular Series and title to the relevant property will be held by or for the benefit of, the relevant Series. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I is treated as a corporation for U.S. federal income tax purposes, and Series II is treated as a partnership for U.S. federal income tax purposes. The Company conducts its operations in a manner so that it is not an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is a holding company that seeks to leverage Apollo Asset Management, Inc.’s (together with its subsidiaries, “Apollo”) extensive credit experience investing across credit, as well as the incumbency afforded by the broad reach of Apollo’s credit platform, to drive proprietary sourcing and bespoke structuring for specialty asset-backed finance opportunities. By originating, structuring and securitizing these opportunities, the Company intends to offer attractive portfolio diversification through exposure primarily focused on large, diversified pools of hard assets and/or contracted cash flows, further enhanced by platform equity investments (“Asset-Backed Finance Assets”).

The Company is conducting a continuous private offering of our shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer ten types of Investor Shares in Series I and thirteen types of Investor Shares in Series II. For Series I, these are: A-I Shares and A-II Shares, F-I Shares, F-S Shares, I Shares, P-I Shares, P-S Shares, S Shares, T-I Shares, T-S Shares, (collectively, the “Series I Investor Shares”). For Series II, there are: A-I Shares and A-II Shares, BD Shares, F-I Shares, F-I (Acc) Shares, F-S Shares, I Shares, I (Acc) Shares, P-I Shares, P-S Shares, S Shares, T-I Shares, T-S Shares, (collectively, the “Series II Investor Shares” and, together with the Series I Investor Shares, (the “Investor Shares”)). The F-I (Acc) Shares and I (Acc) Shares were not offered during the three months ended March 31, 2026 and were offered beginning May 1, 2026. We may offer additional types of Investor Shares in the future. The share types have different upfront selling commissions and ongoing distribution fees and shareholder servicing fees.

The Company is sponsored by Apollo and benefits from Apollo’s asset-backed finance sourcing and management platform pursuant to the fourth amended and restated operating agreement the Company entered into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Asset-Backed Finance Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for holders of Series I and Series II Shares (the “Shareholders”). The Company commenced operations on May 3, 2024.

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

Basis of Presentation—Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, Net Asset Value (“NAV”), or other equitable allocation methodologies as determined by the Operating Manager. Series I and Series II reflect their pro rata share of assets and liabilities of the Company's wholly-owned subsidiaries on the Consolidated Statements of Assets and Liabilities. Series I and Series II record their allocable share of profits and losses each month based on their relative ownership of the wholly-owned subsidiaries on the Consolidated Statements of Operations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company had an outstanding repurchase agreement as of March 31, 2026. Under the Master Repurchase Agreement with Bank of America, N.A., dated as of December 19, 2025, the Company sold collateral consisting of underlying mortgage loans, due September 29, 2026. The value of the related collateral that the Company sold for this agreement was $243.7 million at December 31, 2025. As of March 31, 2026 and December 31, 2025, the repurchase liability was $163.7 and $171.4 million respectively, which is reflected as "repurchase agreement" on the Statement of Assets and Liabilities.

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

Cash and Cash Equivalents — As of March 31, 2026 and December 31, 2025, cash and cash equivalents were comprised of cash on hand and money market funds sponsored by a U.S. financial institution. As of March 31, 2026, Series I, Series II and the Company held $10,439, $37,152 and $47,591, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund. As of December 31, 2025, Series I, Series II and the Company held $640, $2,862 and $3,502, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund.

Organizational and Offering Expenses — Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II and the Company incurred organizational expenses of $30, $144 and $174, respectively, for the three months ended March 31, 2026. Series I, Series II and the Company incurred organizational expenses of $0, $0 and $0, respectively, for the three months ended March 31, 2025.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses were accounted for as deferred costs until operations begin and then became amortized. Series I, Series II and the Company incurred deferred offering expenses of $26, $121 and $147, respectively, for the three months ended March 31, 2026. Series

I, Series II, and the Company incurred deferred offering expenses of $40, $120 and $160, respectively, for the three months ended March 31, 2025.

The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 6.

Investment Income — The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Finance Assets, unless, in the case of dividend income, the Company determines that the Asset-Backed Finance Assets do not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind (“PIK”) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Asset-Backed Finance Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and records any interest income, dividend income, realized gains or returns of capital accordingly. For the three months ended March 31, 2026 and March 31, 2025, investment income was comprised of interest income from Asset-Backed Finance Assets and cash and cash equivalents.

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

The Company uses futures to hedge some or all of the Company’s fixed rate debt. Depending on the nature of the balance, the fair value of a given futures contract is either included within derivative assets, at fair value or derivative liabilities, at fair value on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the futures is offset by a change in the fair value of the fixed rate debt. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the futures contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2026, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $0, $0 and $0, respectively, against futures contracts. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $1,180, $4,907 and $6,087, respectively, against futures contracts.

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the fair value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets, other accrued expenses and liabilities, or cash and cash equivalents, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2026, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $203, $997 and $1,200, respectively, against foreign currency forward contracts. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $888, $3,692 and $4,580, respectively, against foreign currency forward contracts. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company uses credit default swap (“CDS”) contracts whereby the buyer of the CDS contract agrees to pay a specified fixed charge to the seller of the CDS contract in return for the right to put the debt of the debtor named in the CDS contract to the seller of the CDS contract at par value of the referred debt instrument in the event of a "credit event" as defined by the CDS contract which may include, but is not limited to, bankruptcy of the debtor or when the debtor defaults in payment. The buyer's obligation under the CDS contract is fixed at the date the contract is entered into. The seller's potential liability under the CDS contract is open-ended and can be equal to the entire notional amount of the contract. Depending on the nature of the balance, the fair value of CDS contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the CDS contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2026, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $1,347, $6,634 and $7,981, respectively, against CDS contracts. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $884, $3,678 and $4,562, respectively, against CDS contracts. The Company does not utilize hedge accounting with respect to CDS contracts and as such, the Company recognizes its CDS contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Consolidated Statements of Assets and Liabilities and changes in fair value are reflected in the accompanying Consolidated Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in prepaid expenses and other assets, other accrued expenses and liabilities, or cash and cash equivalents, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2026, Series I, Series II and the Company posted collateral to counterparties in amounts of $83, $407 and $490, respectively, against swap contracts. As of December 31, 2025, Series I, Series II and the Company posted collateral to counterparties in amounts of $95, $394 and $489, respectively against swap contracts. The Company recognizes its swap contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Asset-Backed Finance Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three months ended March 31, 2026 and March 31, 2025. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

Calculation of NAV—The NAV per Share of each Series is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets) attributable to such Series less the value of any liabilities of such Series, by the total number of Shares outstanding of such Series.

Segment Reporting—The Company operates as one operating segment and reporting unit, investment management. The chief operating decision maker (“CODM”) is the President of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include net increase (decrease) in net assets resulting from operations, which includes net investment income, that is reported on the Consolidated Statement of Operations. The Company determined that there are no separate segment disclosures, as the segment expenses are disclosed on the Consolidated Statement of Operations and segment assets are disclosed on the Consolidated Schedule of Investments.

Recent Accounting Pronouncements—In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public business entities to provide more detailed disclosures about the nature of their expenses in the footnotes to the financial statements. The guidance is mandatorily effective for the Company for annual periods beginning in 2027, but early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

There are no other standards, interpretations or amendments to existing standards that are newly effective for the current reporting year that would be expected to have a material impact on the Company.

3.
FAIR VALUE MEASUREMENT AND DISCLOSURES

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of March 31, 2026:

	Series I				Series II				Total
Description	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Investments, at fair value
Asset Backed Debt Securities	$-	$13,178	$109,369	$122,547	$-	$63,173	$531,484	$594,657	$-	$76,351	$640,853	$717,204
Corporate Bonds	-	-	13,503	13,503	-	-	66,497	66,497	-	-	80,000	80,000
Bank Loans	-	-	66,079	66,079	-	-	325,410	325,410	-	-	391,489	391,489
Collateralized Loan Obligations - Residual Tranche	-	1,344	-	1,344	-	6,160	-	6,160	-	7,504	-	7,504
Collateralized Loan Obligations - Warehouses	-	-	38,526	38,526	-	-	189,726	189,726	-	-	228,252	228,252
Rights	-	-	678	678	-	-	2,822	2,822	-	-	3,500	3,500
Investments at NAV(1)	-	-	-	73,037	-	-	-	344,482	-	-	-	417,519
Total Investments, at fair value	$-	$14,522	$228,155	$315,714	$-	$69,333	$1,115,939	$1,529,754	$-	$83,855	$1,344,094	$1,845,468

Derivative Assets, at fair value
Credit Default Swaps	$-	$-	$7,444	$7,444	$-	$-	$36,657	$36,657	$-	$-	$44,101	$44,101
Interest Rate Swaps	-	42	-	42	-	210	-	210	-	252	-	252
Forward Currency Contracts	-	452	-	452	-	2,225	-	2,225	-	2,677	-	2,677
Total Derivative Assets, at fair value	$-	$494	$7,444	$7,938	$-	$2,435	$36,657	$39,092	$-	$2,929	$44,101	$47,030

Derivative Liabilities, at fair value
Credit Default Swaps	$-	$-	$-	$-	$-	$1	$-	$1	$-	$1	$-	$1
Interest Rate Swaps	-	456	-	456	-	2,247	-	2,247	-	2,703	-	2,703
Total Derivative Liabilities, at fair value	$-	$456	$-	$456	$-	$2,248	$-	$2,248	$-	$2,704	$-	$2,704
Total	$-	$14,560	$235,599	$323,196	$-	$69,520	$1,152,596	$1,566,598	$-	$84,080	$1,388,195	$1,889,794

(1)
Investments at fair value at Series I, Series II and the Company were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $10,439, $37,152 and $47,591, respectively, which are considered Level I assets.

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

(1)
Investments at fair value at Series I, Series II and the Company were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $640, $2,862 and $3,502, respectively, which are considered Level I assets.

Transfers of investments between levels, if any, are recorded at the end of the period. There were transfers into Series, I, Series II and the Company for $0, $0 and $0, respectively, and transfer out of Series I, Series II and the Company for $(327), $(1,352) and $(1,679), respectively, of the Company’s investments that are classified as Level III investments for the three months ended March 31, 2026.

The following table shows changes in the fair value of our Level III investment during the three months ended March 31, 2026 :

Description	Series I	Series II	Total
Balance as of December 31, 2025	$207,000	$861,004	$1,068,004
Purchases	64,076	520,946	585,022
Sales	(36,976)	(220,625)	(257,601)
Net realized gain (loss)	13	(7,832)	(7,819)
Net change in unrealized gain (loss)	1,813	455	2,268
Transfers into Level III	-	-	-
Transfers out of Level III	(327)	(1,352)	(1,679)
Balance as of March 31, 2026	$235,599	$1,152,596	$1,388,195

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the three months ended March 31, 2026 attributable to Level III investments still held at March 31, 2026 for Series I, Series II and the Company were $1,813, $455 and $2,268, respectively.

Transfers of investments between levels, if any, shall be recorded at the end of the period. There were transfers into Series, I, Series II and the Company for $34,786, $108,088 and $142,874, respectively, and transfer out of Series I, Series II and the Company for $(4,846), $(17,370) and $(22,216), respectively, of the Company’s investments that are classified as Level III investments for the year ended December 31, 2025.

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

The following table provides quantitative measures used to determine the fair values of the Level III investments as of March 31, 2026:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset Backed Debt Securities	64,873	313,803	378,676	DCF	Discount Rate	4.80% - 23.50%	8.54%
Asset Backed Debt Securities	16,801	82,738	99,539	Transactional Value	Cost
Asset Backed Debt Securities	27,695	134,943	162,638	Broker Quote
Bank Loans	44,512	219,201	263,713	DCF	Discount Rate	6.09% - 11.75%	7.15%
Bank Loans	789	3,888	4,677	Transactional Value	Cost
Bank Loans	20,778	102,321	123,099	Broker Quote
Collateralized Loan Obligations - Warehouses	36,643	180,454	217,097	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	1,883	9,272	11,155	Broker Quote
Corporate Bonds	13,503	66,497	80,000	Transactional Value	Cost
Credit Default Swaps	7,444	36,657	44,101	Broker Quote
Rights	678	2,822	3,500	Transactional Value	Cost
Total	$235,599	$1,152,596	$1,388,195

The following table provides quantitative measures used to determine the fair values of the Level III investments as of December 31, 2025:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset Backed Debt Securities	36,062	149,997	186,059	DCF	Discount Rate	4.75% - 17.00%	8.53%
Asset Backed Debt Securities	7,869	32,732	40,601	Transactional Value	Cost
Asset Backed Debt Securities	59,459	247,312	306,771	Broker Quote
Bank Loans	22,200	92,340	114,540	DCF	Discount Rate	5.73% - 7.85%	7.11%
Bank Loans	1,935	8,051	9,986	Transactional Value	Cost
Bank Loans	21,035	87,496	108,531	Broker Quote
Collateralized Loan Obligations - Residual Tranche	326	1,354	1,680	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	31,200	129,775	160,975	Transactional Value	Cost
Collateralized Loan Obligations - Warehouses	17,578	73,114	90,692	Broker Quote
Credit Default Swaps	8,655	35,998	44,653	Broker Quote
Rights	678	2,822	3,500	Broker Quote
Warrants	3	13	16	Guideline Public Company | Option Model	P/E | Volatility
Total	$207,000	$861,004	$1,068,004

4.
DERIVATIVE INSTRUMENTS

The following tables present the fair value of the derivative assets and liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of March 31, 2026:

Derivative Assets, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$7,444	$36,657	$44,101
Interest Rate Risk	Interest Rate Swaps	42	210	252
Currency Risk	Forwards	452	2,225	2,677
Total		$7,938	$39,092	$47,030

Derivative Liabilities, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	-	(1)	(1)
Interest Rate Risk	Interest Rate Swaps	(408)	(2,010)	(2,418)
Market Risk	Swaption	(48)	(237)	(285)
Total		$(456)	$(2,248)	$(2,704)

(1)
See Note 2 for additional information on the Company’s purposes for entering into different types of derivatives and how they are recorded.
(2)
Approximately $1,633, $8,038 and $9,671 of collateral has been posted as of March 31, 2026 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $0, $0 and $0 of collateral has been received as of March 31, 2026 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

The following tables present the fair value of the derivative assets and liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of December 31, 2025:

Derivative Assets, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$8,655	$35,998	$44,653
Interest Rate Risk	Interest Rate Swaps	269	1,120	1,389
Total		$8,924	$37,118	$46,042

Derivative Liabilities, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	6	24	30
Currency Risk	Forwards	181	754	935
Interest Rate Risk	Futures	779	3,242	4,021
Total		$966	$4,020	$4,986

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

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three months ended March 31, 2026:

		For the Three Months ended Mar 31, 2026
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$7,981	$36,569	$44,550	$-	$-	$-	$(92)	$(432)	$(524)
Currency Risk	Forward	39,866	182,823	222,689	-	-	-	550	3,062	3,612
Interest Rate Risk	Interest Rate Swap	97,593	450,740	548,333	-	-	-	(601)	(2,952)	(3,553)
Market Risk	Swaption	103,940	496,061	600,001				(48)	(238)	(286)
Interest Rate Risk	Futures	38,914	164,836	203,750	(952)	(4,407)	(5,359)	719	3,303	4,022
Total					$(952)	$(4,407)	$(5,359)	$528	$2,743	$3,271

The following table presents the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three months ended March 31, 2025:

		For the Three Months ended Mar 31, 2025
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$5,179	$16,038	$21,217	$-	$-	$-	$7	$23	$30
Currency Risk	EUR/USD Forward	5,535	16,783	22,318	(162)	(516)	(678)	(123)	(386)	(509)
Interest Rate Risk	Interest Rate Swap	44,438	133,895	178,333	47	131	178	520	1,569	2,089
Interest Rate Risk	SOFR Futures	3,678	10,982	14,660	(92)	(295)	(387)	(1,424)	(4,264)	(5,688)
Total					$(207)	$(680)	$(887)	$(1,020)	$(3,058)	$(4,078)

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of financial and derivative assets and liabilities as of March 31, 2026:

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$7,938	$39,092	$47,030	$-	$-	$-	$-	$-	$-	$7,938	$39,092	$47,030
Total	$7,938	$39,092	$47,030	$-	$-	$-	$-	$-	$-	$7,938	$39,092	$47,030

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Pledged			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$(456)	$(2,248)	$(2,704)	$-	$-	$-	$456	$2,248	$2,704	$-	$-	$-
Total	$(456)	$(2,248)	$(2,704)	$-	$-	$-	$456	$2,248	$2,704	$-	$-	$-

As of March 31, 2026, the gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $0, $0 and $0 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. As of March 31, 2026, the gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $0, $0 and $0 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

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

As of December 31, 2025, the gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $0, $0 and $0 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. As of December 31, 2025, the gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $779, $3,242 and $4,021 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

5. NOTES PAYABLE & REPURCHASE AGREEMENT

The Company's outstanding debt obligations as of March 31, 2026 were as follows:

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

(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of March 31, 2026.

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

Promissory Notes

The below table reflects the maturity and fair value of our Promissory Notes as of March 31, 2026.

	Fair Value
Legal Maturity	Series I	Series II	Total
6/28/2054	$536	$536	$1,072
11/1/2054	215	215	430
10/30/2055	220	220	440
	$971	$971	$1,942

The below table reflects the maturity and fair value of our Promissory Notes as of December 31, 2025.

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

Repurchase Agreement

The below table reflects the characteristics of our Repurchase Agreement as of March 31, 2026.

					Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value
					Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
	Counterparty	Interest Rate	Maturity Date	Collateral Type
Repurchase Agreement	Bank of America, N.A.	SOFR+130	9/29/2026	Real Estate (Residential Mortgage Loans)	$67,837	$282,163	$350,000	$27,625	$136,039	$163,664	$40,212	$146,124	$186,336	$27,625	$136,039	$163,664
				Total	$67,837	$282,163	$350,000	$27,625	$136,039	$163,664	$40,212	$146,124	$186,336	$27,625	$136,039	$163,664

The below table reflects the characteristics of our Repurchase Agreement as of December 31, 2025.

					Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value
					Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
	Counterparty	Interest Rate	Maturity Date	Collateral Type
Repurchase Agreement	Bank of America, N.A.	SOFR+130	9/29/2026	Real Estate (Residential Mortgage Loans)	$67,837	$282,163	$350,000	$33,228	$138,210	$171,438	$34,609	$143,954	$178,562	$33,228	$138,210	$171,438
				Total	$67,837	$282,163	$350,000	$33,228	$138,210	$171,438	$34,609	$143,954	$178,562	$33,228	$138,210	$171,438

ACMP Holdings, LLC Facility

The ACMP Holdings, LLC Facility is an uncommitted revolving credit facility which is reported at amortized cost and reflected within notes payable on the Company's Consolidated Statements of Assets and Liabilities. This facility pays interest on the principal balance at SOFR + 300 bps payable on a monthly basis. The legal maturity date of this facility is February 22, 2027.

REIT Funding Cumulative Preferred Shares

On January 27, 2025, a wholly owned subsidiary of the Company issued cumulative preferred shares which are reported at amortized cost and reflected within notes payable on the Company's Consolidated Statement of Assets and Liabilities. Interest is payable at 12.0% per annum, payable semi-annually in arrears.

6.
RELATED PARTY CONSIDERATIONS

Operating Agreement

The Company has entered into a fourth amended and restated operating agreement (the “Operating Agreement”) with the Operating Manager on April 24, 2026. Pursuant to the Operating Agreement, the Operating Manager is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making recommendations to the Company related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations. The Operating Manager or an affiliate may rebate, waive or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account.

Management Fee

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares, I Shares and I (Acc) Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, and the F-I (Acc) Shares, (iii) 1.00% per annum of the month-end NAV attributable to the T-S Shares and T-I Shares which commenced November 1, 2025, (iv) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares which commenced November 1, 2025, (v) 1.00% per annum of the month-end NAV attributable to the BD Shares which commenced November 1, 2025, (vi) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (vii) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on the Series I E Shares and V Shares and Series II E Shares and V Shares (collectively, the “Apollo Shares”), and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares. The Operating Manager or an affiliate may rebate, waive or reduce the Management Fee charged to certain holders of shares in Series I and Series II (each a “Shareholder”) at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the Shareholder or by way of rebate to the relevant Shareholder’s account. The Management Fee may alternatively, in the discretion of the Operating Manager, instead be paid in whole or in part by the Company’s subsidiaries, in which case it shall result in a change in the cash or retained earnings of such subsidiaries.

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

For the three months ended March 31, 2026, the Operating Manager earned gross Management Fees of $703, $3,214 and $3,917 from Series I, Series II and the Company, respectively, with no Special Fees offset. For the three months ended March 31, 2025, the Operating Manager earned gross Management Fees of $105, $264 and $369 from Series I, Series II and the Company, respectively, with no Special Fees offset.

The Operating Manager or an affiliate may rebate, waive, or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. On July 30, 2025, the Company indirectly invested $38,000 into the equity of Redding Ridge Holdings, LP (“RRH”), which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo or its affiliates. The Operating Manager has reduced Management Fees payable by the Company through a reduction in the net asset value used to calculate the Management Fee equivalent to the fair value of the Company’s investment in RRH. As of March 31, 2026, the Company's invested equity increased to $40,274.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager will be entitled to receive a performance fee (the “Performance Fee”) equal to (i) 10.0% of the total return with respect to S Shares, I Shares, I (Acc) Shares, P-S Shares, P-I Shares, T-S Shares, T-I Shares, and BD Shares, (ii) 7.5% of the total return with respect to F-S Shares, F-I Shares or F-I (Acc) Shares, (iii) 5.0% of the total return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The Performance Fee will not be paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares.

For the three months ended March 31, 2026, the Operating Manager accrued Performance Fees of $0, $0 and $0 from Series I, Series II and the Company, respectively. For the three months ended March 31, 2025, the Operating Manager accrued Performance Fees of $207, $536 and $743 from Series I, Series II and the Company, respectively.

On July 30, 2025, the Company indirectly invested $38,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. As a result, the Operating Manager has reduced the Performance Fees payable by the Company through a reduction in the Total Return used to calculate the Performance Fee equivalent to the Company’s profit from its investment in RRH. As of March 31, 2026, the Company's invested equity increased to $40,274

Operating Expenses

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended March 31, 2026, these expenses were $117, $534 and $651, for Series I, Series II and the Company, respectively and are included in general and administration expenses in the Consolidated Statements of Operations. For the three months ended March 31, 2025, these expenses were $75, $225 and $300, for Series I, Series II and the Company, respectively and are included in general and administration expenses in the Consolidated Statements of Operations.

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

For the three months ended March 31, 2026, the Operating Manager agreed to provide Expense Support of $(116), $(528) and $(644) for expenses incurred by Series I, Series II and the Company, respectively. For the three months ended March 31, 2025, the Operating Manager agreed to provide Expense Support of $(372), $(1,136) and $(1,508) for expenses incurred by Series I, Series II and the Company, respectively.

As of March 31, 2026, Series I, Series II and the Company had an outstanding amount payable of $2,963, $14,124 and $17,087, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, Series I, Series II and the Company had an outstanding amount payable of $2,778, $11,555 and $14,333, respectively, to the Operating Manager and is included in Due to Operating Manager on the Consolidated Statements of Assets and Liabilities.

The below table breaks out the year in which the balance of expense support provided by the Operating Manager to Series I, Series II and the Company, respectively, expires subject to the three year rolling window.

Expires December 31, 2025			Expires December 31, 2026			Expires December 31, 2027			Expires December 31, 2028
Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
$-	$-	$-	$-	$-	$-	$746	$5,333	$6,079	$435	$3,107	$3,542

Dealer Manager Agreement

On May 1, 2024, the Company entered into a dealer manager agreement (as amended and restated, “Dealer Manager Agreement”) with Apollo Global Securities, LLC (the “Dealer Manager”), an affiliate of the Operating Manager. The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share, F-S Share, T-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares, T-S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I Shares, A-II Shares, I Shares, I (Acc) Shares, P-I Shares, F-I Shares, F-I (Acc) Shares or BD Shares.

The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers. The E Shares and V Shares will not incur any upfront selling costs or ongoing servicing costs.

For the three months ended March 31, 2026, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $158, $431 and $589, respectively. For the three months ended March 31, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $55, $86 and $141, respectively.

Restricted Stock Grants

The Company's board of directors approved the Apollo Asset Backed Credit Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors. Effective September 3, 2024, the Company granted 5,930 shares with a grant date fair value of $150. Effective December 2, 2024, the Company granted 1,934 shares with a grant date fair value of $50. Effective September 2, 2025, the Company granted 7,950 shares with a grant date fair value of $200. As of March 31, 2026, only the shares granted in 2024 have vested, while the shares granted in 2025 remain unvested and no shares have been forfeited.

Investment Transactions

In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales from or with affiliates of the Operating Manager. For the three months ended March 31, 2026, the Company received $69,889 of sales proceeds and deployed $0 in purchase payments with affiliates of the Operating Manager. For the three months ended March 31, 2025, the Company received $0 of sales proceeds and deployed $82,187 in purchase payments with affiliates of the Operating Manager.

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

For the three months ended March 31, 2026, an aggregate of $1,156 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company. For the three months ended March 31, 2025, $537 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for each of Series I, Series II and the Company.

Collateral Management Fees

Certain affiliates of the Operating Manager serve as collateral managers for certain wholly-owned subsidiaries of the Company. Collateral managers perform investment management functions including supervising and directing investments and performing administrative and advisory functions on behalf of the Company. For the three months ended March 31, 2026, the Company paid $400 and €93 in collateral management fees to affiliates of the Operating Manager. For the three months ended March 31, 2025, the Company paid $130 and €- in collateral management fees to affiliates of the Operating Manager.

Redding Ridge Holdings Fees

For the three months ended March 31, 2026, RRH made payments to affiliates of the Operating Manager of $100 relating to management and performance fees and $151 relating to credit research and administrative fees as a result of the Company's investment.

Client Servicing Fees

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the three months ended March 31, 2026, the Company incurred $211 of expenses for services provided by Lyra.

7.
SHAREHOLDERS’ EQUITY

On September 22, 2023, the Company issued 40 V Shares for both Series I and Series II for aggregate consideration of $1 and $1, respectively, to an affiliate of Apollo.

The following table summarizes shareholder transactions in common shares during the three months ended March 31, 2026:

For the Three Months ended Mar 31, 2026
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$102,096	$2,595	$243,911	$6,236	$346,008	$8,831
Shares issued under DRIP	-	-	392	10	392	10
Shares repurchased	(113,810)	(2,894)	(23,537)	(602)	(137,348)	(3,496)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$(11,714)	$(299)	$220,766	$5,644	$209,052	$5,345

F-I Shares:
Proceeds from issuance of shares	$78,039	$1,992	$1,029,383	$26,438	$1,107,422	$28,430
Shares issued under DRIP	24,057	614	69,971	1,798	94,029	2,412
Shares repurchased	(15,209)	(389)	(664,140)	(17,097)	(679,350)	(17,486)
Exchanges/Conversions	(182,553)	(4,645)	181,199	4,645	(1,354)	(0)
Net increase (decrease)	$(95,666)	$(2,428)	$616,413	$15,784	$520,747	$13,356

F-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	40	1	40	1
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$40	$1	$40	$1

P-I Shares:
Proceeds from issuance of shares	$22,223	$560	$-	$-	$22,223	$560
Shares issued under DRIP	198	5	236	6	434	11
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$22,421	$565	$236	$6	$22,657	$571

P-S Shares:
Proceeds from issuance of shares	$5,587	$140	$431,386	$11,123	$436,973	$11,263
Shares issued under DRIP	1,935	49	57,777	1,491	59,712	1,540
Shares repurchased	-	-	(158,257)	(4,091)	(158,257)	(4,091)
Exchanges/Conversions	162,428	4,084	(158,122)	(4,084)	4,306	(0)
Net increase (decrease)	$169,950	$4,273	$172,784	$4,439	$342,733	$8,712

E Shares:
Proceeds from issuance of shares	$-	$-	$11,705	$295	$11,705	$295
Shares issued under DRIP	94	2	3,290	83	3,384	85
Shares repurchased	-	-	(397)	(10)	(397)	(10)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$94	$2	$14,597	$368	$14,691	$370

T-I Shares:
Proceeds from issuance of shares	$91,374	$2,352	$430,249	$11,202	$521,623	$13,554
Shares issued under DRIP	9,909	255	52,600	1,369	62,509	1,624
Shares repurchased	-	-	(68,130)	(1,776)	(68,130)	(1,776)
Exchanges/Conversions	(931,544)	(23,989)	920,923	23,989	(10,621)	(0)
Net increase (decrease)	$(830,261)	$(21,382)	$1,335,642	$34,784	$505,380	$13,402

T-S Shares:
Proceeds from issuance of shares	$275,537	$7,084	$696,353	$18,014	$971,890	$25,098
Shares issued under DRIP	17,357	446	50,945	1,317	68,302	1,763
Shares repurchased	(6,052)	(156)	(78,483)	(2,033)	(84,535)	(2,189)
Exchanges/Conversions	(40,928)	(1,052)	-	-	(40,928)	(1,052)
Net increase (decrease)	$245,914	$6,322	$668,814	$17,299	$914,729	$23,620

I Shares:
Proceeds from issuance of shares	$395,688	$10,164	$4,451,671	$115,457	$4,847,359	$125,621
Shares issued under DRIP	1,622	42	61,078	1,585	62,700	1,626
Shares repurchased	-	-	(15,560)	(404)	(15,560)	(404)
Exchanges/Conversions	40,938	1,052	-	-	40,938	1,052
Net increase (decrease)	$438,248	$11,258	$4,497,190	$116,637	$4,935,438	$127,895

S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$-	$-	$-	$-

BD Shares:
Proceeds from issuance of shares	$-	$-	$1,281,650	$33,333	$1,281,650	$33,333
Shares issued under DRIP	-	-	55,312	1,437	55,312	1,437
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$1,336,962	$34,770	$1,336,962	$34,770

Total net increase (decrease)	$(61,015)	$(1,689)	$8,863,445	$229,733	$8,802,430	$228,043

The following table summarizes shareholder transactions in common shares during the three months ended March 31, 2025:

For the Three Months ended Mar 31, 2025
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$386,252	$9,765	$634,006	$16,157	$1,020,258	$25,922
Shares issued under DRIP	-	-	267	7	267	7
Shares repurchased or exchanged	-	-	(19,818)	(499)	(19,818)	(499)

Net increase (decrease)	$386,252	$9,765	$614,455	$15,665	$1,000,708	$25,430

F-I Shares:
Proceeds from issuance of shares	$368,012	$9,416	$1,902,903	$48,579	$2,270,915	$57,995
Shares issued under DRIP	4,184	106	4,314	109	8,497	215
Shares repurchased or exchanged	(133,650)	(3,385)	-	-	(133,650)	(3,385)

Net increase (decrease)	$238,546	$6,137	$1,907,216	$48,688	$2,145,762	$54,825

F-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$-	$-	$-	$-

P-I Shares:
Proceeds from issuance of shares	$-	$-	$10,795	$280	$10,795	$280
Shares issued under DRIP	-	-	15	0	15	0
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$10,809	$280	$10,809	$280

P-S Shares:
Proceeds from issuance of shares	$-	$-	$1,831,098	$46,972	$1,831,098	$46,972
Shares issued under DRIP	-	-	7,100	181	7,100	181
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$1,838,198	$47,153	$1,838,198	$47,153

E Shares:
Proceeds from issuance of shares	$2,039	$52	$14,232	$359	$16,271	$411
Shares issued under DRIP	24	1	4,664	117	4,688	117
Shares repurchased or exchanged	(1,359)	(35)	-	-	(1,359)	(35)

Net increase (decrease)	$704	$18	$18,896	$475	$19,600	$493

T-I Shares:
Proceeds from issuance of shares	$354,078	$9,134	$660,690	$17,064	$1,014,768	$26,198
Shares issued under DRIP	4,185	107	2,423	62	6,608	169
Shares repurchased or exchanged	(7,828)	(200)	(1,943)	(50)	(9,771)	(250)

Net increase (decrease)	$350,435	$9,041	$661,170	$17,076	$1,011,605	$26,117

T-S Shares:
Proceeds from issuance of shares	$743,972	$19,099	$2,109,327	$54,252	$2,853,299	$73,351
Shares issued under DRIP	2,658	68	1,511	39	4,169	106
Shares repurchased or exchanged	(200,041)	(5,114)	(985)	(25)	(201,027)	(5,139)

Net increase (decrease)	$546,589	$14,053	$2,109,853	$54,265	$2,656,442	$68,319

I Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$-	$-	$-	$-

S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$-	$-	$-	$-

BD Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$-	$-	$-	$-

Total net increase (decrease)	$1,522,526	$39,014	$7,160,598	$183,602	$8,683,125	$222,617

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), in which cash distributions to shareholders will automatically be reinvested in additional whole and fractional shares attributable to the type of Shares that a shareholder owns unless and until an election is made on behalf of such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Series’ NAV per share as of the end of the prior month. Shares will be distributed in proportion to the Series and types of Shares held by the shareholder under the DRIP. There will be no sales load charges on Shares issued to a shareholder under the DRIP. The shares issued under DRIP are summarized in the shareholders’ equity tables above.

Distributions

The Company will seek to declare, accrue and pay monthly distributions. However, there is no guarantee that Series I or Series II will pay monthly distributions consistently and at a specific rate, or at all. For the three months ended March 31, 2026, distributions of $3,940, $23,085 and $27,025, were declared by Series I, Series II and the Company, respectively. For the three months ended March 31, 2025, distributions of $1,198, $4,095 and $5,293, were declared by Series I, Series II and the Company, respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP. Please refer to the shareholder transactions table above for Shares issued under DRIP for the three months ended March 31, 2026 and March 31, 2025.

The following table reflects the aggregate distributions declared for each applicable share type of the Company for the three months ended March 31, 2026:

For the Three Months ended Mar 31, 2026
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$577	$1,329	$1,906
F-I Shares:	1,622	6,898	8,520
F-S Shares:	-	1	1
P-I Shares:	7	22	29
P-S Shares:	90	2,604	2,694
E Shares:	2	1,090	1,092
T-I Shares:	684	2,205	2,889
T-S Shares:	790	2,170	2,960
I Shares:	168	3,719	3,887
S Shares:	-	-	-
BD Shares:	-	3,047	3,047
Total Distributions Declared:	$3,940	$23,085	$27,025

The following table reflects the aggregate distributions declared for each applicable share type of the Company for the three months ended March 31, 2025:

For the Three Months ended Mar 31, 2025
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$262	$438	$700
F-I Shares:	295	1,050	1,345
F-S Shares:	-	-	1
P-I Shares:	-	2	2
P-S Shares:	0	1010	1,010
E Shares:	1	845	846
T-I Shares:	358	258	616
T-S Shares:	281	492	773
I Shares:	-	-	-
S Shares:	-	-	-
BD Shares:	-	-	-
Total Distributions Declared:	$1,198	$4,095	$5,293

Share Repurchases

The Company offers a share repurchase plan (“Repurchase Plan”) pursuant to which, on a quarterly basis, shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our Repurchase Plan, or none at all, in our discretion at any time. We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series using the average aggregate NAV across both Series as of the end of the immediately preceding three months). Generally, the price at which we make repurchases of our Shares will equal the

NAV per Share of each applicable Share type of each applicable Series (“NAV per Share”) as of the last calendar day of the applicable, immediately preceding quarter.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

As of March 31, 2026, Series I, Series II and the Company had unfunded commitments on Asset-Backed Finance Assets amounting to $28,277, $139,255 and $167,532, respectively, and €722, €3,558 and €4,280, respectively.

As of December 31, 2025, Series I, Series II and the Company had unfunded commitments on Asset-Backed Finance Assets amounting to $33,321, $138,598 and $171,919, respectively, and €-, €- and €-, respectively.

9.
INDEMNIFICATIONS

Under the Company’s Fifth Amended and Restated Limited Liability Company Agreement, dated April 24, 2026 (the “LLC Agreement”) and organizational documents, the members of the Board, the Operating Manager, Apollo, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against all liabilities unless these persons’ actions constitute actual fraud or willful misconduct. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

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

Transfer Agency Fees

SS&C GIDS, Inc. (formerly known as DST Systems, Inc.) serves as transfer, distribution fees and shareholder servicing agent for the Company and receives customary fees from the Company for such services.

Custody Fees and Expenses

State Street Bank and Trust Company serves as the Company’s custodian and receives customary fees from the Company for such services.

11.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the three months ended March 31, 2026:

For the Three Months ended Mar 31, 2026
Series I
(in thousands)
	A-I Shares	F-I Shares	F-S Shares	P-I Shares	P-S Shares	E Shares	TI Shares	TS Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$25.43	$25.57	$25.63	$25.20	$25.19	$25.78	$25.79	$25.74	$25.73	$25.75
Distributions declared(1)	(0.34)	(0.34)	(0.28)	(0.32)	(0.31)	(0.39)	(0.33)	(0.28)	(0.33)	(0.28)
Net investment income(2)	0.35	0.35	0.35	0.33	0.33	0.40	0.33	0.29	0.35	0.34
Net realized and unrealized gain/(loss)(3)	(0.24)	(0.23)	(0.23)	(0.23)	(0.25)	(0.23)	(0.21)	(0.24)	(0.25)	(0.22)
Net increase (decrease) in net assets resulting from operations	0.11	0.12	0.12	0.10	0.08	0.17	0.12	0.05	0.10	0.12
Net asset value at end of period	$25.20	$25.35	$25.47	$24.98	$24.96	$25.56	$25.58	$25.51	$25.50	$25.59
Shares outstanding at end of period	1,647,845	4,735,573	110	22,531	353,579	6,099	1,791,220	2,908,738	642,890	110
Weighted average shares outstanding	1,675,281	4,830,373	110	22,432	295,180	6,067	2,071,464	2,870,346	515,964	110

Ratio/Supplemental Data:
Net assets at end of period	$41,524	$120,036	$3	$563	$8,827	$156	$45,813	$74,213	$16,396	$3
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	1.13%	1.15%	1.14%	1.18%	1.43%	0.93%	1.18%	2.02%	1.17%	1.18%
Total expenses after expense support and after performance fees	1.01%	1.03%	1.03%	1.06%	1.31%	0.82%	1.06%	1.90%	1.06%	1.06%
Total expenses after expense support and before performance fees	1.01%	1.03%	1.03%	1.06%	1.31%	0.82%	1.06%	1.90%	1.06%	1.06%
Net investment income(5)(6)	6.60%	6.59%	6.59%	6.55%	6.39%	6.79%	6.52%	5.74%	6.65%	6.55%
Total return(7)	0.46%	0.45%	0.45%	0.41%	0.33%	0.66%	0.44%	0.21%	0.40%	0.41%

The financial highlights exclude Series I and II V Shares, which are non-economic and do not represent returns for investors in the economic share classes.

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

For the Three Months ended Mar 31, 2026
Series II
(in thousands)
	A-I Shares	F-I Shares	F-S Shares	P-I Shares	P-S Shares	E Shares	TI Shares	TS Shares	I Shares	S Shares	BD Shares
Per Share Data:
Net asset value at beginning of period	$25.57	$25.74	$25.69	$26.20	$25.85	$25.29	$26.07	$25.90	$25.99	$25.98	$26.03
Proceeds from issuance of shares	-	-	-	-	-	-	-	-	-	-	-
Distributions declared(1)	(0.44)	(0.43)	(0.37)	(0.41)	(0.40)	(0.50)	(0.41)	(0.36)	(0.41)	(0.36)	(0.41)
Net investment income(2)	0.43	0.43	0.37	0.42	0.40	0.47	0.42	0.37	0.42	0.42	0.42
Net realized and unrealized gain/(loss)(3)	(0.23)	(0.24)	(0.24)	(0.23)	(0.23)	(0.23)	(0.24)	(0.24)	(0.24)	(0.24)	(0.24)
Net increase (decrease) in net assets resulting from operations	0.20	0.19	0.13	0.19	0.17	0.24	0.18	0.13	0.18	0.18	0.18
Net asset value at end of period	$25.33	$25.50	$25.45	$25.98	$25.62	$25.03	$25.84	$25.67	$25.76	$25.80	$25.80
Shares outstanding at end of period	3,082,360	16,439,415	2,771	52,891	6,712,617	2,196,838	5,773,238	6,200,406	10,910,674	110	7,805,300
Weighted average shares outstanding	3,055,860	16,081,363	2,757	52,813	6,588,559	2,189,778	5,365,173	6,015,960	9,143,568	110	7,454,873

Ratio/Supplemental Data:
Net assets at end of period	$78,077	$419,282	$71	$1,374	$171,979	$54,998	$149,159	$159,169	$281,055	$3	$201,396
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	1.08%	1.09%	1.89%	1.13%	1.37%	0.88%	1.13%	1.97%	1.12%	1.13%	1.13%
Total expenses after expense support and after performance fees	0.96%	0.97%	1.78%	1.01%	1.26%	0.76%	1.01%	1.85%	1.01%	1.01%	1.01%
Total expenses after expense support and before performance fees	0.96%	0.97%	1.78%	1.01%	1.26%	0.76%	1.01%	1.85%	1.01%	1.01%	1.01%
Net investment income(5)(6)	6.93%	6.93%	6.11%	6.89%	6.65%	7.11%	6.90%	6.06%	6.92%	6.88%	6.89%
Total return(7)	0.76%	0.75%	0.54%	0.71%	0.65%	0.95%	0.70%	0.50%	0.70%	0.71%	0.70%

The financial highlights exclude Series I and II V Shares, which are non-economic and do not represent returns for investors in the economic share classes.

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

The following are the financial highlights for the three months ended March 31, 2025:

For the Three Months ended Mar 31, 2025
Series I
(in thousands)
	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares
Per Share Data:
Net asset value at beginning of period	$25.30	$25.41	$25.14	$25.52	$25.03	$25.03	$25.56	$25.52
Proceeds from issuance of shares	-	-	-	-	-	-	-	-
Distributions declared(1)	(0.24)	(0.28)	(0.26)	(0.36)	(0.31)	(0.31)	(0.28)	(0.24)
Net investment income(2)	0.10	0.10	0.11	0.21	0.13	0.13	0.14	0.08
Net realized and unrealized gain/(loss)(3)	0.31	0.32	0.32	0.32	0.31	0.31	0.31	0.33
Net increase (decrease) in net assets resulting from operations	0.41	0.42	0.43	0.53	0.44	0.44	0.45	0.41
Net asset value at end of period	$25.47	$25.55	$25.31	$25.69	$25.16	$25.16	$25.73	$25.69
Shares outstanding at end of period	1,236,003	110	1,008,200	5,484	110	110	1,270,891	1,192,413
Weighted average shares outstanding	1,062,397	110	919,038	5,296	110	110	1,138,065	1,009,032

Ratio/Supplemental Data:
Net assets at end of period	$31,485	$3	$25,521	$141	$3	$3	$32,705	$30,627
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	2.80%	2.76%	2.71%	2.37%	2.62%	2.62%	2.65%	3.51%
Total expenses after expense support and after performance fees	1.39%	1.39%	1.32%	0.99%	1.26%	1.26%	1.25%	2.10%
Total expenses after expense support and before performance fees	1.22%	1.22%	1.21%	0.99%	1.00%	1.00%	1.00%	1.86%
Net investment income(5)(6)	4.38%	4.28%	4.39%	4.77%	4.42%	4.42%	4.51%	3.66%
Total return(7)	1.64%	1.64%	1.71%	2.03%	1.78%	1.78%	1.78%	1.57%

The financial highlights exclude Series I and II V Shares, which are non-economic and do not represent returns for investors in the economic share classes.

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

For the Three Months ended Mar 31, 2025
Series II
(in thousands)
	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	TI Shares	TS Shares
Per Share Data:
Net asset value at beginning of period	$25.32	$25.44	$25.20	$24.99	$25.47	$25.48	$25.53	$25.49
Proceeds from issuance of shares	-	-	-	-	-	-	-	-
Distributions declared(1)	(0.25)	(0.30)	(0.26)	(0.39)	(0.15)	(0.29)	(0.24)	(0.21)
Net investment income(2)	0.26	0.25	0.28	0.34	0.41	0.29	0.32	0.27
Net realized and unrealized gain/(loss)(3)	0.30	0.30	0.29	0.31	0.19	0.31	0.28	0.27
Net increase (decrease) in net assets resulting from operations	0.56	0.55	0.57	0.65	0.60	0.60	0.60	0.54
Net asset value at end of period	$25.63	$25.69	$25.51	$25.25	$25.92	$25.79	$25.89	$25.82
Shares outstanding at end of period	4,157,468	110	1,656,674	2,163,202	12,865	3,517,723	1,060,144	2,358,660
Weighted average shares outstanding	3,521,009	110	1,389,571	2,158,880	5,669	3,041,501	773,170	1,592,039

Ratio/Supplemental Data:
Net assets at end of period	$106,543	$3	$42,257	$54,616	$334	$90,732	$27,443	$60,911
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	2.66%	2.60%	2.59%	2.21%	2.85%	2.52%	2.58%	3.45%
Total expenses after expense support and after performance fees	1.24%	1.23%	1.17%	0.84%	1.10%	1.10%	1.10%	1.94%
Total expenses after expense support and before performance fees	1.07%	1.06%	1.05%	0.84%	0.91%	0.85%	0.86%	1.71%
Net investment income(5)(6)	5.20%	5.05%	5.30%	5.44%	6.52%	5.31%	5.55%	4.82%
Total return(7)	2.20%	2.20%	2.27%	2.60%	2.34%	2.34%	2.34%	2.12%

The financial highlights exclude Series I and II V Shares, which are non-economic and do not represent returns for investors in the economic share classes.

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

12.
SEGMENT REPORTING

Series I, Series II and the Company operate as one operating segment and one reporting unit, investment management. Series I, Series II and the Company’s CODM is the President, who reviews financial information including segment expenses presented on a consolidated basis. Series I, Series II and the Company generate revenues from interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset Backed Finance Assets. The CODM uses net increase (decrease) in net assets resulting from operations within the Consolidated Statements of Operations to assess financial performance and make key strategic decisions, such as identifying attractive Asset Backed Finance Assets to invest in. Segment expenses are disclosed in the Consolidated Statements of Operations and segment assets are disclosed in the Consolidated Statement of Assets and Liabilities.

13.
SUBSEQUENT EVENTS

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

April Financial Update

As of April 1, 2026, the Company issued and sold the following unregistered shares of the Company (with the final number of shares being determined on April 24, 2026) to third party investors for cash (unless otherwise noted):

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	48,018	1,210,000	118,830	3,010,000
F-I Shares (1)	60,755	1,540,000	344,965	8,798,237
F-S Shares	-	-	-	-
P-I Shares	-	-	-	-
P-S Shares	-	-	45,374	1,162,500
E Shares	-	-	-	-
T-I Shares	66,467	1,700,000	266,367	6,881,965
T-S Shares	43,310	1,105,000	214,365	5,502,895
I Shares	102,645	2,617,745	607,908	15,659,525
S Shares	-	-	349	9,000
BD Shares	-	-	326,814	8,432,625

(1) For Series II F-I Shares, includes an aggregate of 125,287 shares that were exchanged from 126,063 of Series I F-I Shares.

May Financial Update

As of May 14, 2026, the Company repurchased Shares in the following amounts (with the final amount to be paid on May 18, 2026):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Percentage of Aggregate NAV Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
May 1, 2026 to May 31, 2026	1,644,527	$25.68	2.41%	$1,644,527	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report"). In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our Annual Report.

Overview

The Company was formed as a Delaware limited liability company on September 22, 2023. The Company commenced operations on May 3, 2024 and was formed to acquire, control and manage Asset-Backed Finance Assets globally. The Company formed separate Series pursuant to the LLC Act, and although the IRS has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity for U.S. federal income tax purposes. Although the Series are separate legal entities, they are expected to invest, directly or indirectly, in the same Asset-Backed Finance Assets on a pro rata basis, with equal voting rights with respect thereto. While it is the Company’s intention that the Series’ will generally hold pro rata economic interests in each Asset-Backed Finance Asset, such economic interests may not be pro rata in all instances. The Company expects that deviations from this pro rata holding intention would be a result of cash flows into the Series and different tax obligations between the Series. The Series will conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Each Series is overseen by the Company's board of directors (the “Board”) and managed by Apollo Manager, LLC, a Delaware limited liability company (the “Operating Manager”). As a Delaware limited liability company with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law. Each of Series I and Series II is intended to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited liability company, and of different series in a series limited liability company, depends on the laws of each state. Although there is no direct authority on point, we generally expect that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may classify Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

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

We fund, finance and structure Asset-Backed Finance Assets across our six key pillars. We rely on Apollo's asset-backed finance platform to source and manage these Asset-Backed Finance Assets. Our executive officers, with the assistance of our Operating Manager, are responsible for making capital allocation decisions proposed by the Operating Manager and overseeing the management of the Company.

We are conducting a continuous private offering of our shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer ten types of Investor Shares in Series I and thirteen types of Investor Shares in Series II. For Series I, these are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares (collectively, the “Series I Investor Shares”). For Series II, there are: S Shares, I Shares, I (Acc) Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, F-I (Acc) Shares, BD Shares, A-I Shares and A-II Shares (collectively, the “Series II Investor Shares” and, together with the Series I Investor Shares, (the “Investor Shares”)). The F-I (Acc) Shares and I (Acc) Shares were not offered during the three months ended March 31, 2026 and were offered beginning May 1, 2026. We may offer additional types of Investor Shares in the future. The share types have different upfront selling commissions and ongoing distribution fees and shareholder servicing fees.

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

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenues

We generate revenues primarily from the management of our Asset-Backed Finance Assets held through our subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Finance Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset-Backed Finance Assets.

For the three months ended March 31, 2026, Series I, Series II and the Company generated revenues of $2,281, $15,582 and $17,863, respectively, which includes interest income of $4,658, $21,479 and $26,137, respectively, dividend income of $1,462, $6,668 and $8,130, respectively, $(2,796), $(7,691) and $(10,487) of net change in unrealized appreciation/(depreciation), respectively, and $(1,043), $(4,874) and $(5,917) of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets, fixed income and debt assets.

For the three months ended March 31, 2025, Series I, Series II and the Company generated revenues of $2,878, $8,648 and $11,526, respectively, which includes interest income of $1,417, $4,392 and $5,809, respectively, dividend income of $251, $757 and $1,008, respectively, $1,318, $3,862 and $5,180 of net change in unrealized appreciation/(depreciation), respectively, and $(108), $(363) and $(471) of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets.

For the three months ended March 31, 2026, Series I revenues increased by $(597), consisting of an increase of $3,241 of interest income, $1,211 of dividend income, $(4,114) of net change in unrealized appreciation/(depreciation) and $(935) of net realized gains/(losses). Series II revenues increased by $6,934, consisting of an increase of $17,087 of interest income, $5,911 of dividend income, $(11,553) of net change in unrealized appreciation/(depreciation) and $(4,511) of net realized gains/(losses). The Company revenues increased by $6,337, consisting of an increase of $20,328 of interest income, $7,122 of dividend income, $(15,667) of net change in unrealized appreciation/(depreciation) and $(5,446) of net realized gains/(losses). The net increases were due to the acquisition of Asset-Backed Finance Assets, fixed income and debt assets subsequent to March 31, 2025, that are generating revenue.

Expenses

The below description of expenses applies with respect to each Series and is the same for each Series unless otherwise indicated.

Management Fee

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (“Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares, I Shares and I (Acc) Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, and the F-I (Acc) Shares, (iii) 1.00% per annum of the month-end NAV attributable to the T-S Shares and T-I Shares which commenced November 1, 2025, (iv) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares which commenced November 1, 2025, (v) 1.00% per annum of the month-end NAV attributable to the BD Shares which commenced November 1, 2025, (vi) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (vii) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees; provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on the Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares.

For the three months ended March 31, 2026, the Operating Manager earned Management Fees of $703, $3,214 and $3,917 for Series I, Series II and the Company, respectively. For the three months ended March 31, 2025, the Operating Manager earned Management Fees of $105, $264 and $369 for Series I, Series II and the Company, respectively.

Management Fees increased by $598, $2,950 and $3,548 for Series I, Series II and the Company, respectively, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to an increase in net asset value subsequent to March 31, 2025, which was primarily driven by capital raises and revenue generated from the Asset Backed Finance Assets, fixed income and debt assets.

On July 30, 2025, the Company indirectly invested $38,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. The Operating Manager has reduced Management Fees payable by the Company through a reduction in the net asset value used to calculate the Management Fee equivalent to the fair value of the Company’s investment in RRH. As of March 31, 2026, the Company's invested equity increased to $40,274.

Selling Commissions and Ongoing Distribution and Servicing Fees

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.50%, of the transaction price of each S Share, F-S Share, T-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares, T-S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the Anchor Shares, I Shares, I (Acc) Shares, T-I Shares, P-I Shares, F-I Shares, F-I (Acc) Shares or BD Shares, which will result in differences in NAV from the types of Shares that do bear such fees. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.

Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

For the three months ended March 31, 2026, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $158, $431 and $589, respectively. For the three months ended March 31, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $55, $86 and $141, respectively.

Annual distribution fees and shareholder servicing fees increased by $103, $345 and $448 for Series I, Series II and the Company, respectively, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was due to an increase in capital activity subsequent to March 31, 2025.

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

For both the three months ended March 31, 2026 and 2025, there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a Performance Fee equal to (i) 10.0% of the Total Return (as defined below) with respect to S Shares, I Shares, I (Acc) Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares or BD Shares, (ii) 7.5% of the Total Return with respect to F-S Shares, F-I Shares, or F-I (Acc) Shares, (iii) 5.0% of the Total Return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the Total Return with respect to A-II Shares, in each case, subject to a 5.0% Hurdle Amount and a High Water Mark with respect to such type of Shares, with a Catch-Up (each term as defined below) (the “Performance Fee”). Such fee will be paid annually and accrue monthly. The Performance Fee is not paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares.

Specifically, the Operating Manager is entitled to receive a Performance Fee in an amount equal to:

•
First, if the Total Return with respect to S Shares, I Shares, I (Acc) Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, F-I (Acc) Shares, BD Shares, A-I Shares and A-II Shares for the applicable period exceeds the sum, with respect to such relevant type of Shares, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (as defined below) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Operating Manager with respect to such type of Shares equals 10.0% (with respect to S Shares, I Shares, I (Acc) Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares or BD Shares), 7.5% (with respect to F-S Shares, F-I Shares or F-I (Acc) Shares, 5.0% from inception through December 31, 2027 and 7.5% thereafter (with respect to A-I Shares) and 5.0% (with respect to A-II Shares) of the sum of (x) the Hurdle Amount with respect to such type of Shares for that period and (y) any amount allocated to the Operating Manager with respect to such type of Shares pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•
Second, to the extent there are remaining Excess Profits (i) with respect to S Shares, I Shares, I (Acc) Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares or BD Shares, 10.0% of such remaining Excess Profits, (ii) with respect to F-S Shares, F-I Shares or F-I (Acc) Shares, 7.5% of such remaining Excess Profits, (iii) 5.0% from inception through December 31, 2027 and 7.5% thereafter with respect of A-I Shares and (iv) 5.0% with respect to A-II Shares.

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

For the three months ended March 31, 2026, the Operating Manager accrued Performance Fees of $0, $0 and $0 for Series I, Series II and the Company, respectively. For the three months ended March 31, 2025, the Operating Manager accrued Performance Fees of $207, $536 and $743 for Series I, Series II and the Company, respectively.

Performance Fees earned by the Operating Manager decreased by $(207), $(536) and $(743) for Series I, Series II and the Company, respectively, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decreases were due to the Company not being above the High Water Mark as of March 31, 2026.

As of December 31, 2025, the Company's total invested equity is $40,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. As a result, the Operating Manager has reduced the Performance Fees payable by the Company through a reduction in the Total Return used to calculate the Performance Fee equivalent to the Company’s profit from its investment in RRH. As of March 31, 2026, the Company's invested equity increased to $40,274.

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

Series I, Series II and the Company incurred organizational expense of $30, $144 and $174, respectively, for the three months ended March 31, 2026.

Series I, Series II and the Company incurred organizational expense of $0, $0 and $0, respectively, for the three months ended March 31, 2025.

The total increase of $174 for the Company in organizational expenses from the three months ended March 31, 2025 to March 31, 2026 was primarily due to the Company incurring additional formation costs.

Series I, Series II and the Company amortized offering expenses of $26, $121 and $147, respectively, for the three months ended March 31, 2026. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the consolidated financial statements of the Company.

Series I, Series II and the Company amortized offering expenses of $40, $120 and $160, respectively, for the three months ended March 31, 2025. Amortized offering expenses increased/(decreased) by $(14), $1 and $(13) for Series I, Series II and the Company, respectively, for the three months ended March 31, 2026.

Operating Expenses

Each Series pays or otherwise bears its proportionate portion of the operating expenses. Operating expenses include payments, fees, costs and expenses and other liabilities and obligations resulting from, related to, associated with, arising from or incurred in connection with the Company’s operations (collectively, the “Operating Expenses”). For all purposes of the definition of “Operating Expenses,” references therein to payments, fees, costs, expenses and other liabilities related to, associated with, arising from or incurred in connection with, an Asset-Backed Finance Asset includes all payments, fees, costs, expenses and other liabilities related to, associated with, arising from or incurred in connection with, potential or unconsummated Asset-Backed Finance Assets. Each Series also bears any other fees, costs and expenses and other liabilities that arise in connection with an unconsummated Asset-Backed Finance Asset but that generally would not arise in connection with a consummated Asset-Backed Finance Asset (such as reverse break-up fees).

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

Series I, Series II and the Company incurred Operating Expenses of $627, $2,873 and $3,500, respectively, for the three months ended March 31, 2026. These expenses relate to general and administration expenses and director fees. Series I, Series II and the Company incurred Operating Expenses of $531, $1,566 and $2,097, respectively, for the three months ended March 31, 2025.

Operating expenses increased/(decreased) by $96, $1,307 and $1,403 for Series I, Series II and the Company, respectively, for the three months ended March 31, 2026. The increase was due to an increase in the net asset value and transaction activity.

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

For the three months ended March 31, 2026, the Operating Manager elected to provide Expense Support of $(116), $(528) and $(644) for expenses incurred by Series I, Series II and the Company, respectively. For the three months ended March 31, 2025, the Operating Manager elected to provide Expense Support of $(372), $(1,136) and $(1,508) for expenses incurred by Series I, Series II and the Company, respectively.

Expense Support provided by the Operating Manager decreased by $256, $608 and $864 for Series I, Series II and the Company, respectively, for the three months ended March 31, 2026 primarily due to increased capital raised and higher NAV.

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

The Company uses future contracts to mitigate interest rate risk associated with the Company’s fixed rate debt. See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2. Significant Accounting Policies”, “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Derivative Instruments” and our consolidated condensed schedule of investments for additional disclosure regarding our accounting for derivative instruments.

As of March 31, 2026, Series I, Series II and the Company had derivative assets, at fair value of $7,938, $39,092 and $47,030, respectively, and derivative liabilities, at fair value of $456, $2,248 and $2,704, respectively, reflected on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2026, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $(952), $(4,407) and $(5,359), respectively, and net change in unrealized gain (loss) on derivatives of $528, $2,743 and $3,271, respectively, reflected on the Consolidated Statements of Operations.

As of December 31, 2025, Series I, Series II and the Company had derivative assets, at fair value of $8,924, $37,118 and $46,042, respectively, and derivative liabilities, at fair value of $966, $4,020 and $4,986, respectively, reflected on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2025, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $(207), $(680) and $(887), respectively, and net change in unrealized gain (loss) on derivatives of $(1,020), $(3,058) and $(4,078), respectively, reflected on the Consolidated Statements of Operations.

Liquidity and Capital Resources

The Company may issue additional Series I and Series II V Shares to Apollo in exchange for one or more capital contributions to facilitate the acquisition of the Company’s assets. Apollo currently holds all of the Company’s outstanding Series I and Series II V Shares. The V Shares may be transferred to an Apollo affiliate or Apollo Client. If an Apollo affiliate or Apollo Client become the holder of a majority of the V Shares, that entity would have majority control over the Company, including the right to vote for the appointment of the Company’s directors. While the LLC Agreement permits transfer of the V Shares to a third party, the Company does not currently anticipate that any such transfer would take place. In the event of such a transfer in the future however, if Apollo or its affiliates cease to own a majority of V Shares, any expected benefits derived by the Company and Shareholders from such involvement by Apollo, including access to personnel and other resources, could be lost or otherwise affected.

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

The minimum initial purchase amount is $2,500 for S Shares, I Shares, I (Acc) Shares, P-S Shares, P-I Shares, T-S Shares, T-I Shares, BD Shares, F-S Shares, F-I Shares, F-I (Acc) Shares, A-I Shares and A-II Shares. The minimum subsequent purchase amount is $500 for each type of Shares, except for additional purchases pursuant to the distribution reinvestment plan (“DRIP”), which are not subject to a minimum purchase amount. The minimum purchase amount for each type of Shares can be modified or waived in the sole discretion of the Company or the Dealer Manager, including for certain financial firms that submit orders on behalf of their customers, our officers and directors and certain employees of Apollo, including its affiliates, and vehicles controlled by such employees and their extended family members. The Company and the Dealer Manager each reserve the right to designate and re-designate the T Share Intermediary, P Share Intermediary, Founder Intermediary or Anchor Intermediary status of financial intermediaries in its sole discretion (as described in further detail in our Annual Report).

Share Repurchases

We expect each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV (measured collectively across both Series) of our outstanding Investor Shares and E Shares of each Series (“E Shares”) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase, pursuant to the terms of our Share repurchase plan (the “Repurchase Plan”). Due to tax considerations and other factors, the NAV between each Series differs, and, because of differential fees and other factors, the NAV between each Share type differs, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the assets underlying Asset-Backed Finance Assets.

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

For the three months ended March 31, 2026, the Company repurchased the following Shares:

For the Three Months ended Mar 31, 2026
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Percentage of Aggregate NAV Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	-	$-	-	$-	$-
February 1, 2026 to February 28, 2026	1,143,577	$25.75	1.97%	$1,143,577	$-
March 1, 2026 to March 31, 2026	-	$-	-	$-	$-
Total	1,143,577	$25.75	1.97%	$1,143,577	$-

Pursuant to the Repurchase Plan, on a quarterly basis, shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our Repurchase Plan, or none at all, in our discretion at any time. We expect that each Series will conduct quarterly Share Repurchase for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series using the average aggregate NAV across both Series as of the end of the immediately preceding three months). Generally, the price at which we make repurchases of our Shares will equal the NAV per Share of each applicable Share type of each applicable Series (“NAV per Share”) as of the last calendar day of the applicable, immediately preceding quarter.

A repurchase window was opened to all share types in January 2026 and closed in February 2026. The transaction price per share for that repurchase window was the NAV per share of each respective share type as of December 31, 2025.

Distributions

As of March 31, 2026, the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below. Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan:

For the Three Months ended Mar 31, 2026
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$577	$1,329	$1,906
F-I Shares:	1,622	6,898	8,520
F-S Shares:	-	1	1
P-I Shares:	7	22	29
P-S Shares:	90	2,604	2,694
E Shares:	2	1,090	1,092
T-I Shares:	684	2,205	2,889
T-S Shares:	790	2,170	2,960
I Shares:	168	3,719	3,887
S Shares:	-	-	-
BD Shares:	-	3,047	3,047
Total Distributions Declared:	$3,940	$23,085	$27,025

Cash Flows

The following table summarizes the changes to the Company's cash flows for the three months ended March 31, 2026 ($ in thousands):

Cash flows from:	For the Three Months ended Mar 31, 2026
Operating activities	(151,482)
Financing activities	193,243
Net increase/(decrease) in cash and cash equivalents	41,761

Cash used in operating activities

Our cash flow used in operating activities was $(151,482) for the three months ended March 31, 2026, which mostly relates to the acquisition of Asset-Backed Finance Assets.

Cash provided by financing activities

Our cash flow provided by financing activities was $193,243 for the three months ended March 31, 2026, which mostly relates to the proceeds from issuance of shares and notes borrowings.

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

The Company’s Asset-Backed Finance Assets were comprised of 38% fixed rate investments and 62% floating rate investments, with fair values of $652,341 and $1,071,870, respectively, as of March 31, 2026. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $10,719 with respect to the floating rate investments.

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

Hedging

The Company and/or its operating subsidiaries may employ hedging that is designed to reduce the risks of adverse movements in interest rates, securities prices, and other risks, such as counterparty default, convergence and other related risks. See Notes 2 and 4 to the unaudited consolidated financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Hedging” for additional disclosures regarding the use of hedging and derivative instruments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company offers the Repurchase Plan pursuant to which, on a quarterly basis, shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our Repurchase Plan, or none at all, in our discretion at any time. We expect that each Series will conduct quarterly Share Repurchase for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series using the average aggregate NAV across both Series as of the end of the immediately preceding three months). Generally, the price at which we make repurchases of our Shares will equal the NAV per Share of each applicable Share type of each applicable Series (“NAV per Share”) as of the last calendar day of the applicable, immediately preceding quarter.

During the three months ended March 31, 2026, the Company repurchased Shares in the following amounts:

For the Three Months ended Mar 31, 2026
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	-	$-	$-	$-
February 1, 2026 to February 28, 2026	1,143,577	$25.75	$1,143,577	$-
March 1, 2026 to March 31, 2026	-	$-	$-	$-
Total	1,143,577	$25.75	$1,143,577	$-

The Shares listed above were repurchased February 10, 2026. Repurchases above exclude exchanges of Shares between Series. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Description

3.1	Certificate of Formation as Amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10 filed with the SEC on February 9, 2024).

3.2	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.3	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.4	Fifth Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 24, 2026).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.3	Fourth Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2026).

10.1	Fourth Amended and Restated Dealer Manager Agreement.

10.2	Fourth Amended and Restated Operating Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2026).

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apollo Asset Backed Credit Company LLC

/s/ Robert Rossitto
Date: May 14, 2026	Robert Rossitto
Chief Financial Officer
(principal financial officer)