Form 10-Q
period 2026-06-30
Apollo Asset Backed Credit Co LLC
filed 2026-08-14
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the registrant had, with respect to Series I limited liability company interests, 1,630,670 A-I Shares, - A-II Shares, 6,215 E Shares, 4,609,664 F-I Shares, 110 F-S Shares, 881,101 I Shares, 22,894 P-I Shares, 358,411 P-S Shares, 5,004 S Shares, 1,893,518 T-I Shares, 2,945,332 T-S Shares, and 40 V Shares outstanding, and with respect to Series II limited liability company interests, 3,194,091 A-I Shares, - A-II Shares, 8,336,185 BD Shares, 2,200,461 E Shares, 17,263,767 F-I Shares, 2,820 F-S Shares, 13,385,361 I Shares, 53,177 P-I Shares, 8,585,500 P-S Shares, 22,013 S Shares, 6,060,572 T-I Shares, 6,716,211 T-S Shares, - F-I (Acc) Shares, - I (Acc) Shares and 40 V Shares outstanding.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•
our future operating results;
•
our business prospects and the prospects of the Asset-Backed Finance Assets (as defined herein) we acquire, control and manage;
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

ii

Part I. Financial Information

Item 1. Financial Statements

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2026 (Unaudited)			As of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value	311,354	1,626,578	$1,937,932	$305,789	$1,271,916	$1,577,705
(cost at June 30, 2026 of $309,536; $1,617,081; $1,926,617, respectively and at December 31, 2025 of $300,563; $1,254,976; $1,555,539, respectively)
Derivative assets, at fair value	8,982	46,924	55,906	8,924	37,118	46,042
(cost at June 30, 2026 of $8,575; $44,797; $53,372, respectively and at December 31, 2025 of $8,771; $35,278; $44,049, respectively)
Cash and cash equivalents	30,107	126,964	157,071	24,031	62,150	86,181
Due from Operating Manager	2,110	11,022	13,132	2,486	10,341	12,827
Interest receivable	4,976	25,884	30,860	2,740	19,670	22,410
Deferred offering expenses	307	1,602	1,909	416	1,730	2,146
Capital subscriptions receivable (1)	-	1,180	1,180	-	11,238	11,238
Dividends receivable	2,299	12,011	14,310	1,833	7,626	9,459
Receivable for investments sold	17,579	91,699	109,278	16,773	69,766	86,539
Prepaid expenses and other assets	3,359	27,234	30,593	18,759	13,888	32,647
Total assets	$381,073	$1,971,098	$2,352,171	$381,751	$1,505,443	$1,887,194

Liabilities
Derivative liabilities, at fair value	$1,017	$5,315	$6,332	$966	$4,020	$4,986
(cost at June 30, 2026 of $4; $22; $26, respectively and at December 31, 2025 of ($5); ($17); ($22), respectively)
Repurchase agreements	23,545	123,004	146,549	33,228	138,210	171,438
Notes payable	971	971	1,942	995	1,071	2,066
Payable for investments purchased	19,489	174,989	194,478	1,621	6,741	8,362
Due to Operating Manager	2,226	11,627	13,853	2,778	11,555	14,333
Distributions payable	1,430	8,261	9,691	1,597	7,295	8,892
Interest payable	2,852	14,898	17,750	1,426	14,216	15,642
Performance fees payable	-	-	-	1,339	4,485	5,824
Management fees payable	234	1,219	1,453	469	1,829	2,298
Capital repurchases payable (1)	1,180	-	1,180	11,238	-	11,238
Other accrued expenses and liabilities	15,780	4,275	20,055	14,169	15,836	30,005
Total liabilities	$68,724	$344,559	$413,283	$69,826	$205,258	$275,084
Commitments and contingencies (Note 8)
Total net assets	$312,349	$1,626,539	$1,938,888	$311,925	$1,300,185	$1,612,110

(1) Capital subscriptions receivable and capital repurchases payable consist solely of exchanges between Series resulting from timing differences in the settlement of such transactions.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2026 (Unaudited)			As of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share

A-I Shares:
Net assets	$40,949	$80,333	$121,282	$42,199	$73,178	$115,377
Shares outstanding	1,630,670	3,193,828	4,824,498	1,659,560	2,861,594	4,521,154
Net asset value per share	$25.11	$25.15	$25.14	$25.43	$25.57	$25.52

F-I Shares:
Net assets	$116,997	$428,782	$545,779	$123,525	$407,334	$530,859
Shares outstanding	4,631,264	16,922,538	21,553,802	4,831,239	15,823,002	20,654,241
Net asset value per share	$25.26	$25.34	$25.32	$25.57	$25.74	$25.70

F-S Shares:
Net assets	$3	$71	$74	$3	$70	$73
Shares outstanding	110	2,808	2,918	110	2,730	2,840
Net asset value per share	$25.42	$25.28	$25.29	$25.63	$25.69	$25.68

P-I Shares:
Net assets	$567	$1,371	$1,938	$3	$1,380	$1,383
Shares outstanding	22,803	53,103	75,906	110	52,655	52,765
Net asset value per share	$24.88	$25.82	$25.54	$25.20	$26.20	$26.20

P-S Shares:
Net assets	$8,823	$202,300	$211,123	$4,625	$169,044	$173,669
Shares outstanding	354,790	7,945,447	8,300,237	183,629	6,539,833	6,723,462
Net asset value per share	$24.87	$25.46	$25.44	$25.19	$25.85	$25.83

E Shares:
Net assets	$157	$54,616	$54,773	$155	$55,195	$55,350
Shares outstanding	6,186	2,199,350	2,205,536	6,005	2,182,241	2,188,246
Net asset value per share	$25.46	$24.83	$24.83	$25.78	$25.29	$25.29

T-I Shares:
Net assets	$47,952	$152,149	$200,101	$67,614	$115,669	$183,283
Shares outstanding	1,882,048	5,925,375	7,807,423	2,621,481	4,437,597	7,059,078
Net asset value per share	$25.48	$25.68	$25.63	$25.79	$26.07	$25.96

T-S Shares:
Net assets	$74,048	$169,347	$243,395	$68,532	$143,284	$211,816
Shares outstanding	2,913,556	6,639,073	9,552,629	2,662,824	5,531,591	8,194,415
Net asset value per share	$25.41	$25.51	$25.48	$25.74	$25.90	$25.85

I Shares:
Net assets	$22,849	$324,164	$347,013	$5,265	$166,665	$171,930
Shares outstanding	899,167	12,660,159	13,559,326	204,643	6,413,485	6,618,128
Net asset value per share	$25.41	$25.61	$25.59	$25.73	$25.99	$25.98

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2026 (Unaudited)			As of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share

S Shares:
Net assets	$3	$537	$540	$3	$3	$6
Shares outstanding	110	20,946	21,056	110	110	220
Net asset value per share	$25.54	$25.65	$25.65	$25.75	$25.98	$25.87

BD Shares:
Net assets	$-	$212,868	$212,868	$-	$168,362	$168,362
Shares outstanding	-	8,300,906	8,300,906	-	6,468,338	6,468,338
Net asset value per share	$-	$25.64	$25.64	$-	$26.03	$26.03

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.70	$25.60	$25.65	$25.70	$25.60	$25.65

A-II Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

I (Acc) Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

F-I (Acc) Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands)

	For the Three Months ended June 30, 2026			For the Six Months ended June 30, 2026			For the Three Months ended June 30, 2025			For the Six Months ended June 30, 2025
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Investment Income
Interest income	$4,462	$22,676	$27,138	$9,120	$44,155	$53,275	$2,011	$5,979	$7,990	$3,428	$10,371	$13,799
Dividend income	781	4,003	4,784	2,243	10,671	12,914	874	2,607	3,481	1,125	3,364	4,489
Total investment income	$5,243	$26,679	$31,922	$11,363	$54,826	$66,189	$2,885	$8,586	$11,471	$4,553	$13,735	$18,288

Expenses
General and administration expenses	$509	$2,608	$3,117	$1,109	$5,356	$6,465	$689	$2,073	$2,762	$1,189	$3,544	$4,733
Performance fees	-	-	-	-	-	-	265	718	983	472	1,254	1,726
Management fees	629	3,222	3,851	1,332	6,436	7,768	160	411	571	265	675	940
Deferred offering expenses amortization	20	100	120	46	221	267	40	120	160	80	240	320
Shareholder servicing fees	162	472	634	320	903	1,223	85	181	266	140	267	407
Director fees	25	128	153	52	253	305	41	120	161	72	215	287
Organizational expenses	-	-	-	30	144	174	25	77	102	25	77	102
Interest and other debt expenses	62	140	202	136	285	421	213	553	766	281	685	966
Total expenses	$1,407	$6,670	$8,077	$3,025	$13,598	$16,623	$1,518	$4,253	$5,771	$2,524	$6,957	$9,481
More/(Less): Expense support from Operating Manager	55	284	339	(61)	(244)	(305)	(504)	(1,529)	(2,033)	(876)	(2,665)	(3,541)
Net expenses	$1,462	$6,954	$8,416	$2,964	$13,354	$16,318	$1,014	$2,724	$3,738	$1,648	$4,292	$5,940
Net investment income before taxes	$3,781	$19,725	$23,506	$8,399	$41,472	$49,871	$1,871	$5,862	$7,733	$2,905	$9,443	$12,348
Provision for (benefit from) income taxes	859	3,270	4,129	1,403	1,715	3,118	236	102	338	817	61	878
Net investment income	$2,922	$16,455	$19,377	$6,996	$39,757	$46,753	$1,635	$5,760	$7,395	$2,088	$9,382	$11,470

Net realized and net change in unrealized gains (losses) on investments and derivatives:
Net realized gain (loss) on investments	$(445)	$(2,122)	$(2,567)	$(427)	$(2,048)	$(2,475)	$60	$173	$233	$112	$347	$459
Net realized gain (loss) on derivatives	-	-	-	(952)	(4,407)	(5,359)	619	1,794	2,413	412	1,114	1,526
Net realized gain (loss) on foreign currency transactions	289	1,399	1,688	180	858	1,038	(568)	(1,750)	(2,318)	(521)	(1,607)	(2,128)
Net change in unrealized gain (loss) on investments	(62)	3,085	3,023	(3,408)	(7,443)	(10,851)	2,980	9,072	12,052	5,324	16,014	21,338
Net change in unrealized gain (loss) on derivatives	(334)	(3,790)	(4,124)	194	(1,047)	(853)	(2,260)	(6,780)	(9,040)	(3,280)	(9,838)	(13,118)
Net unrealized gain (loss) on foreign currency translations	1,108	(1,811)	(703)	1,130	(1,717)	(587)	83	2	85	77	(20)	57
Net realized and net change in unrealized gains (losses) on investments and derivatives	$556	$(3,239)	$(2,683)	$(3,283)	$(15,804)	$(19,087)	$914	$2,511	$3,425	$2,124	$6,010	$8,134
Net increase (decrease) in net assets resulting from operations	$3,478	$13,216	$16,694	$3,713	$23,953	$27,666	$2,549	$8,271	$10,820	$4,212	$15,392	$19,604

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands)

	For the Three Months ended June 30, 2026			For the Six Months ended June 30, 2026			For the Three Months ended June 30, 2025			For the Six Months ended June 30, 2025
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$2,922	$16,455	$19,377	$6,996	$39,757	$46,753	$1,635	$5,760	$7,395	$2,088	$9,382	$11,470
Net realized gain (loss) on investments	(445)	(2,122)	(2,567)	(427)	(2,048)	(2,475)	60	173	233	112	347	459
Net realized gain (loss) on derivatives	-	-	-	(952)	(4,407)	(5,359)	619	1,794	2,413	412	1,114	1,526
Net realized gain (loss) on foreign currency transactions	289	1,399	1,688	180	858	1,038	(568)	(1,750)	(2,318)	(521)	(1,607)	(2,128)
Net change in unrealized gain (loss) on investments	(62)	3,085	3,023	(3,408)	(7,443)	(10,851)	2,980	9,072	12,052	5,324	16,014	21,338
Net change in unrealized gain (loss) on derivatives	(334)	(3,790)	(4,124)	194	(1,047)	(853)	(2,260)	(6,780)	(9,040)	(3,280)	(9,838)	(13,118)
Net unrealized gain (loss) on foreign currency translations	1,108	(1,811)	(703)	1,130	(1,717)	(587)	83	2	85	77	(20)	57
Net increase (decrease) in net assets resulting from operations	$3,478	$13,216	$16,694	$3,713	$23,953	$27,666	$2,549	$8,271	$10,820	$4,212	$15,392	$19,604

Capital Transactions
Proceeds from issuance of shares	$18,304	$150,183	$168,487	$44,603	$381,378	$425,981	$66,569	$184,854	$251,423	$114,318	$369,030	$483,348
Repurchases of shares	(7,750)	(34,477)	(42,227)	(11,189)	(60,490)	(71,679)	(4,120)	-	(4,120)	(12,854)	(574)	(13,428)
Exchanges in (out)	(4,616)	4,616	-	(29,166)	29,166	-	-	-	-	-	-	-
Distributions declared	(3,597)	(24,568)	(28,165)	(7,537)	(47,653)	(55,190)	(2,814)	(9,448)	(12,262)	(4,012)	(13,543)	(17,555)
Net increase (decrease) in net assets from capital transactions	$2,341	$95,754	$98,095	$(3,289)	$302,401	$299,112	$59,635	$175,406	$235,041	$97,452	$354,913	$452,365
Net increase (decrease) in net assets during the period	$5,819	$108,970	$114,789	$424	$326,354	$326,778	$62,184	$183,677	$245,861	$101,664	$370,305	$471,969
Net assets at beginning of period	306,530	1,517,569	1,824,099	311,925	1,300,185	1,612,110	120,489	382,840	503,329	81,009	196,212	277,221
Net assets at end of period	$312,349	$1,626,539	$1,938,888	$312,349	$1,626,539	$1,938,888	$182,673	$566,517	$749,190	$182,673	$566,517	$749,190

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Six Months ended June 30, 2026			For the Six Months ended June 30, 2025
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$3,713	$23,953	$27,666	$4,212	$15,392	$19,604
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	427	2,048	2,475	(112)	(347)	(459)
Net change in unrealized (gain) loss on investments	3,408	7,443	10,851	(5,324)	(16,014)	(21,338)
Payments to purchase investments	(156,747)	(1,381,754)	(1,538,501)	(220,087)	(1,005,335)	(1,225,422)
Proceeds from sale of investments	147,347	1,017,601	1,164,948	108,190	617,026	725,216
Net realized (gain) loss on derivatives	952	4,407	5,359	(412)	(1,114)	(1,526)
Net change in unrealized (gain) loss on derivatives	(194)	1,047	853	3,280	9,838	13,118
Payments to purchase derivatives	(31,592)	(343,778)	(375,370)	(8,124)	(26,874)	(34,998)
Proceeds from sale of derivatives	30,827	329,813	360,640	411	1,114	1,525
Changes in operating assets and liabilities:
(Increase)/decrease in receivable for investments sold	(806)	(21,933)	(22,739)	(4,725)	(14,650)	(19,375)
(Increase)/decrease in Due from Operating Manager	376	(681)	(305)	(580)	(2,963)	(3,543)
(Increase)/decrease in interest receivable	(2,236)	(6,214)	(8,450)	(696)	(2,509)	(3,205)
(Increase)/decrease in dividends receivable	(466)	(4,385)	(4,851)	(1,095)	(3,393)	(4,488)
(Increase)/decrease in deferred offering expenses	109	128	237	208	111	319
(Increase)/decrease in prepaid expenses and other assets, excluding restricted cash (1)	15,400	(13,346)	2,054	(4,626)	(14,921)	(19,547)
(Increase)/decrease in capital subscriptions receivable	-	10,058	10,058	-	-	-
Increase/(decrease) in Due to Operating Manager	(552)	72	(480)	532	3,057	3,589
Increase/(decrease) in payable for investments purchased	17,868	168,248	186,116	191	2,302	2,493
Increase/(decrease) in performance fees payable	(1,339)	(4,485)	(5,824)	460	1,254	1,714
Increase/(decrease) in management fees payable	(235)	(610)	(845)	265	676	941
Increase/(decrease) in interest payable	1,426	682	2,108	167	527	694
Increase/(decrease) in capital repurchases payable	(10,058)	-	(10,058)	-	-	-
Increase/(decrease) in other accrued expenses and liabilities	1,611	(11,561)	(9,950)	872	(889)	(17)

Net cash provided by (used in) operating activities	$19,239	$(223,247)	$(204,008)	$(126,993)	$(437,712)	$(564,705)

Financing activities
Notes Borrowings/(Repayments)	$(24)	$(100)	$(124)	$15,884	$49,240	$65,124
Proceeds from issuance of shares	41,940	362,203	404,143	115,108	368,377	483,485
Net borrowings of repurchase agreements	(9,683)	(15,206)	(24,889)	-	-	-
Repurchases of shares	(11,189)	(60,490)	(71,679)	(11,323)	(574)	(11,897)
Exchanges in (out)	(29,166)	29,166	-	-	-	-
Distributions paid	(5,041)	(27,512)	(32,553)	(1,939)	(7,385)	(9,324)
Net cash provided by (used in) financing activities	$(13,163)	$288,061	$274,898	$117,730	$409,658	$527,388

Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	$6,076	$64,814	$70,890	$(9,263)	$(28,054)	$(37,317)
Cash and cash equivalents at beginning of period	24,031	62,150	86,181	16,817	41,770	58,587
Cash, Cash equivalents and restricted cash at end of period(1)	$30,107	$126,964	$157,071	$7,554	$13,716	$21,270

Supplemental disclosure of cash flow information:
Income taxes paid	$2,268	$-	$2,268	$434	$-	$434
Cash paid for interest	$96	$102	$198	$185	$444	$629
Noncash financing activities not included - distribution payable	$1,430	$8,261	$9,691	$-	$-	$-
Noncash financing activities not included - reinvestment of distribution	$2,663	$19,175	$21,838	$-	$-	$-

(1) Included in Cash, cash equivalents and restricted cash at the end of period are restricted cash posted as collateral,which is included in the accompanying Consolidated Statements of Assets and Liabilities. As of June 30, 2026, such amounts were $2,221, $11,600 and $13,821 for Series I, Series II and total Company, respectively. As of June 30, 2025, such amounts were $5,471, $17,457 and $22,928 for Series I, Series II and total Company, respectively.

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC
Consolidated Condensed Schedule of Investments (Unaudited)
June 30, 2026 (in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value
Asset-Backed Securities
Capital Solutions
Cayman Islands
Banking, Finance, Insurance & Real Estate		$439	0.14		$2,295	0.14		$2,734	0.14%
Total Cayman Islands		439	0.14		2,295	0.14		2,734	0.14

Germany
Banking, Finance, Insurance & Real Estate		803	0.26		4,193	0.26		4,996	0.26
Total Germany		803	0.26		4,193	0.26		4,996	0.26

Japan
Banking, Finance, Insurance & Real Estate		3,442	1.10		17,982	1.11		21,424	1.10
Total Japan		3,442	1.10		17,982	1.11		21,424	1.10

Luxembourg
Banking, Finance, Insurance & Real Estate		9,935	3.18		51,902	3.19		61,837	3.19
Total Luxembourg		9,935	3.18		51,902	3.19		61,837	3.19

United States
Banking, Finance, Insurance & Real Estate (2)		41,914	13.42		218,970	13.46		260,884	13.46
Total United States		41,914	13.42		218,970	13.46		260,884	13.46
Total Capital Solutions		56,533	18.10		295,342	18.16		351,875	18.15

Commercial Mortgage
Cayman Islands
Banking, Finance, Insurance & Real Estate		7,215	2.31		37,694	2.32		44,909	2.32
Total Cayman Islands		7,215	2.31		37,694	2.32		44,909	2.32

United States
Banking, Finance, Insurance & Real Estate		16,731	5.36		87,406	5.37		104,137	5.37
Total United States		16,731	5.36		87,406	5.37		104,137	5.37
Total Commercial Mortgage		23,946	7.67		125,100	7.69		149,046	7.69

Consumer Finance
Guernsey Channel Islands
Banking, Finance, Insurance & Real Estate		774	0.25		4,044	0.25		4,818	0.25
Total Guernsey Channel Islands		774	0.25		4,044	0.25		4,818	0.25

Saudi Arabia
Banking, Finance, Insurance & Real Estate		5,916	1.89		30,906	1.90		36,822	1.90
Total Saudi Arabia		5,916	1.89		30,906	1.90		36,822	1.90

United Arab Emirates
Banking, Finance, Insurance & Real Estate		4	0.00		23	0.00		27	0.00
Total United Arab Emirates		4	0.00		23	0.00		27	0.00

United States
Automotive		18,637	5.97		97,364	5.99		116,001	5.98
Banking, Finance, Insurance & Real Estate		12,638	4.04		66,026	4.06		78,664	4.06
Construction & Building		803	0.26		4,196	0.26		4,999	0.26
Consumer Goods: Durable		3,893	1.25		20,336	1.25		24,229	1.25
Telecommunications		311	0.1		1,623	0.1		1,934	0.1
Total United States		36,282	11.62		189,545	11.66		225,827	11.65
Total Consumer Finance		42,976	13.76		224,518	13.81		267,494	13.80

Financial Assets
Cayman Islands
Structured Finance		902	0.29		4,710	0.29		5,612	0.29
Total Cayman Islands		902	0.29		4,710	0.29		5,612	0.29

Ireland
Structured Finance		628	0.2		3,280	0.2		3,908	0.2
Total Ireland		628	0.2		3,280	0.2		3,908	0.2

United States
Banking, Finance, Insurance & Real Estate
Media: Diversified & Production		5,452	1.75		28,484	1.75		33,936	1.75
Structured Finance		20,339	6.5		106,256	6.53		126,595	6.53
Total United States		25,791	8.25		134,740	8.28		160,531	8.28
Total Financial Assets		27,321	8.74		142,730	8.77		170,051	8.77

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)

Investments, at fair value (continued)
Asset-Backed Securities (continued)
Hard Assets
United Kingdom
Transportation:Consumer		$5,090	1.63		$26,589	1.63		$31,679	1.63%
Total United Kingdom		5,090	1.63		26,589	1.63		31,679	1.63

United States
Aerospace & Defense		1,052	0.34		5,496	0.34		6,548	0.34
Capital Equipment		784	0.25		4,094	0.25		4,878	0.25
High Tech Industries (2)		19,257	6.17		100,601	6.18		119,858	6.18
Structured Finance		675	0.21		3,529	0.23		4,204	0.22
Total United States		21,768	6.97		113,720	7.00		135,488	6.99
Total Hard Assets		26,858	8.60		140,309	8.63		167,167	8.62

Residential Mortgage
Australia
Banking, Finance, Insurance & Real Estate		6,161	1.97		32,186	1.98		38,347	1.98
Total Australia		6,161	1.97		32,186	1.98		38,347	1.98

United States
Banking, Finance, Insurance & Real Estate		6,163	1.97		32,195	1.98		38,358	1.98
Construction & Building		20,076	6.43		104,882	6.44		124,958	6.44
Total United States		26,239	8.40		137,077	8.42		163,316	8.42
Total Residential Mortgage		32,400	10.37		169,263	10.40		201,663	10.4

Total Asset-Backed Securities		210,034	67.24		1,097,262	67.46		1,307,296	67.43
Equity & Other Investments
Financial Assets
CLO Preferred Equity
Jersey
Structured Finance		253	0.08		1,322	0.08		1,575	0.08
Total Jersey		253	0.08		1,322	0.08		1,575	0.08
Total CLO Preferred Equity		253	0.08		1,322	0.08		1,575	0.08

CLO Warehouse - Equity
Ireland
Structured Finance		6,711	2.15		35,062	2.15		41,773	2.15
Total Ireland		6,711	2.15		35,062	2.15		41,773	2.15

United States
Structured Finance		25,348	8.12		132,422	8.14		157,770	8.14
Total United States		25,348	8.12		132,422	8.14		157,770	8.14
Total CLO Warehouse - Equity		32,059	10.27		167,484	10.29		199,543	10.29

Special Purpose Vehicles
Cayman Islands
Media: Diversified & Production		3,537	1.13		18,479	1.14		22,016	1.14
Total Cayman Islands		3,537	1.13		18,479	1.14		22,016	1.14

United States
Media: Diversified & Production		12,651	4.05		66,089	4.06		78,740	4.06
Structured Finance		7,927	2.54		41,412	2.55		49,339	2.54
Total United States		20,578	6.59		107,501	6.61		128,079	6.6
Total Special Purpose Vehicles		24,115	7.72		125,980	7.75		150,095	7.74
Total Financial Assets		56,427	18.07		294,786	18.12		351,213	18.11

Hard Assets
Special Purpose Vehicles
Luxembourg
Structured Finance		3,933	1.26		20,547	1.26		24,480	1.26
Total Luxembourg		3,933	1.26		20,547	1.26		24,480	1.26

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)

Investments, at fair value (continued)
Equity & Other Investments (continued)
Hard Assets (continued)
Special Purpose Vehicles (continued)
United States
High Tech Industries		$2,071	0.66		$10,819	0.67		$12,890	0.66%
Total United States		2,071	0.66		10,819	0.67		12,890	0.66
Total Special Purpose Vehicles		6,004	1.92		31,366	1.93		37,370	1.92
Total Hard Assets		6,004	1.92		31,366	1.93		37,370	1.92

Residential Mortgage
Special Purpose Vehicles
Luxembourg
Banking, Finance, Insurance & Real Estate		4,642	1.49		24,253	1.49		28,895	1.49
Total Luxembourg		4,642	1.49		24,253	1.49		28,895	1.49

United States
Banking, Finance, Insurance & Real Estate
A-A Mortgage Investor LLC	33,214	34,156	10.93	173,518	178,436	10.97	206,733	212,592	10.97
Other		91	0.03		475	0.03		566	0.03
Total United States		34,247	10.96		178,911	11		213,158	11
Total Special Purpose Vehicles		38,889	12.45		203,164	12.49		242,053	12.49
Total Residential Mortgage		38,889	12.45		203,164	12.49		242,053	12.49

Total Equity & Other Investments		101,320	32.44		529,316	32.54		630,636	32.52

Total Investments before Cash and Cash Equivalents, at fair value (cost
of $309,536; $1,617,081; $1,926,617, respectively)		311,354	99.68		1,626,578	100.00		1,937,932	99.95%

State Street Institutional U.S. Government Money Market Fund - Opportunity Class (3)		834	0.27		4,358	0.27		5,192	0.27
Total Investments after Cash and Cash Equivalents, at fair value (cost
of $310,370; $1,621,439; $1,931,809, respectively)		312,188	99.95		1,630,936	100.27		1,943,124	100.22%

(1) Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.

(2) As of June 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies:

		Series I			Series II			Total
Country	Industry	Total commitments	Less: funded commitments	Total unfunded commitments	Total commitments	Less: funded commitments	Total unfunded commitments	Total commitments	Less: funded commitments	Total unfunded commitments
United States	Banking, Finance, Insurance & Real Estate	$4,650	$4,335	$315	$24,293	$22,647	$1,646	$28,943	$26,982	$1,961
United States	High Tech Industries	-	(158)	158	-	(828)	828	-	(986)	986
	Total	$4,650	$4,177	$473	$24,293	$21,819	$2,474	$28,943	$25,996	$2,947

(3) This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2026

(in thousands)

Derivative Assets, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
CDS (Multiple), Notional amount of $8,274; $43,226; $51,500, respectively	Credit Default Swaps	08/19/2029 - 10/10/2030	$8,296	2.66%	$43,336	2.66%	$51,632	2.66%
USD Currency, Notional amount of $96,398; $503,602; $600,000, respectively	Swaptions	02/26/2027	$41	0.01	$217	0.01	$258	0.01
Forward Currency Contracts	Forwards		$645	0.21	$3,371	0.21	$4,016	0.21
Total Derivative Assets, at fair value (cost of $8,575; $44,797; $53,372, respectively)			$8,982	2.88%	$46,924	2.88%	$55,906	2.88%

Derivative Liabilities, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
American Airlines Group Inc. (AMR Corp), Notional amount of $88; $462; $550, respectively	Credit Default Swaps	12/20/2029	$(6)	(0.00)%	$(31)	(0.00)%	$(37)	(0.00)%
USD Currency, Notional amount of $118,891; $621,109; $740,000, respectively	Interest Rate Swaps	03/07/2027 - 07/02/2029	$(1,011)	(0.32)	$(5,284)	(0.32)	$(6,295)	(0.32)
Total Derivative Liabilities, at fair value (cost of $4; $22; $26, respectively)			$(1,017)	(0.33)%	$(5,315)	(0.32)%	$(6,332)	(0.32)%

(1) Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.

See notes to consolidated financial statement

Apollo Asset Backed Credit Company LLC
Consolidated Condensed Schedule of Investments (Unaudited)
December 31, 2025 (in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value
Asset-Backed Securities
Capital Solutions
Cayman Islands
Banking, Finance, Insurance & Real Estate		$4,775	1.53%		$19,862	1.53%		$24,637	1.53%
Total Cayman Islands		4,775	1.53		19,862	1.53		24,637	1.53

Germany
Structured Finance		1,163	0.37		4,836	0.37		5,999	0.37
Total Germany		1,163	0.37		4,836	0.37		5,999	0.37

Ireland
Banking, Finance, Insurance & Real Estate		423	0.14		1,759	0.14		2,182	0.14
Total Ireland		423	0.14		1,759	0.14		2,182	0.14

Japan
Banking, Finance, Insurance & Real Estate		4,417	1.42		18,373	1.41		22,790	1.41
Total Japan		4,417	1.42		18,373	1.41		22,790	1.41

Luxembourg
Banking, Finance, Insurance & Real Estate		11,566	3.71		48,107	3.7		59,673	3.7
Total Luxembourg		11,566	3.71		48,107	3.7		59,673	3.7

United States
Banking, Finance, Insurance & Real Estate		17,188	5.50		71,495	5.49		88,683	5.50
Structured Finance		9,098	2.92		37,841	2.91		46,939	2.91
Media: Diversified & Production		7,305	2.34		30,388	2.34		37,693	2.34
Total United States		33,591	10.76		139,724	10.74		173,315	10.75
Total Capital Solutions		55,935	17.93		232,661	17.89		288,596	17.9

Commercial Mortgage
Cayman Islands
Structured Finance		8,898	2.85		37,011	2.85		45,909	2.85
Total Cayman Islands		8,898	2.85		37,011	2.85		45,909	2.85

United States
Banking, Finance, Insurance & Real Estate		3,750	1.21		15,598	1.2		19,348	1.2
Structured Finance		971	0.31		4,037	0.31		5,008	0.31
Total United States		4,721	1.52		19,635	1.51		24,356	1.51
Total Commercial Mortgage		13,619	4.37		56,646	4.36		70,265	4.36

Consumer Finance
United States
Automotive		7,682	2.46		31,953	2.46		39,635	2.46
Banking, Finance, Insurance & Real Estate		15,484	4.96		64,404	4.95		79,888	4.96
Consumer Goods: Durable		13,063	4.19		54,336	4.18		67,399	4.18
Total United States		36,229	11.61		150,693	11.59		186,922	11.6
Total Consumer Finance		36,229	11.61		150,693	11.59		186,922	11.6

Financial Assets
Cayman Islands
Structured Finance		2,325	0.75		9,672	0.74		11,997	0.74
Total Cayman Islands		2,325	0.75		9,672	0.74		11,997	0.74

Ireland
Structured Finance		135	0.043		560	0.0431		695	0.0431
Total Ireland		135	0.043		560	0.0431		695	0.0431

United States
Banking, Finance, Insurance & Real Estate		1,133	0.36		4,711	0.36		5,844	0.36
Structured Finance		7,488	2.4		31,148	2.4		38,636	2.4
Total United States		8,621	2.76		35,859	2.76		44,480	2.76
Total Financial Assets		11,081	3.553		46,091	3.5431		57,172	3.5431

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value (continued)
Hard Assets
Canada
Structured Finance		$1,065	0.34%		$4,431	0.34%		$5,496	0.34%
Total Canada		1,065	0.34		4,431	0.34		5,496	0.34

United Kingdom
Transportation:Consumer		4,163	1.33		17,314	1.33		21,477	1.33
Total United Kingdom		4,163	1.33		17,314	1.33		21,477	1.33

United States
Aerospace & Defense		1,269	0.41		5,279	0.41		6,548	0.41
High Tech Industries		13,359	4.28		55,562	4.27		68,921	4.28
Structured Finance		2,750	0.89		11,440	0.88		14,190	0.87
Total United States		17,378	5.58		72,281	5.56		89,659	5.56
Total Hard Assets		22,606	7.25		94,026	7.23		116,632	7.23

Residential Mortgage
Australia
Banking, Finance, Insurance & Real Estate		4,374	1.4		18,192	1.4		22,566	1.4
Total Australia		4,374	1.4		18,192	1.4		22,566	1.4

United States
Banking, Finance, Insurance & Real Estate		19,436	6.23		80,844	6.22		100,280	6.22
Construction & Building		18,390	5.9		76,494	5.88		94,884	5.89
Structured Finance		1,121	0.36		4,662	0.37		5,783	0.36
Total United States		38,947	12.49		162,000	12.47		200,947	12.47
Total Residential Mortgage		43,321	13.89		180,192	13.87		223,513	13.87

Total Asset-Backed Securities		182,791	58.603		760,309	58.4831		943,100	58.5031

Equity & Other Investments
Capital Solutions
Special Purpose Vehicles
United States
Structured Finance		8,423	2.7		35,036	2.69		43,459	2.7
Total United States		8,423	2.70		35,036	2.69		43,459	2.7
Total Special Purpose Vehicles		8,423	2.7		35,036	2.69		43,459	2.7
Total Capital Solutions		8,423	2.7		35,036	2.69		43,459	2.7

Consumer Finance
CLO Warehouse - Equity
United States
Banking, Finance, Insurance & Real Estate		2,232	0.72		9,283	0.71		11,515	0.71
Total United States		2,232	0.72		9,283	0.71		11,515	0.71
Total CLO Warehouse - Equity		2,232	0.72		9,283	0.71		11,515	0.71

Special Purpose Vehicles
Luxembourg
Banking, Finance, Insurance & Real Estate		208	0.07		865	0.07		1,073	0.07
Total Luxembourg		208	0.07		865	0.07		1,073	0.07

United States
Banking, Finance, Insurance & Real Estate		7,715	2.47		32,091	2.47		39,806	2.47
Total United States		7,715	2.47		32,091	2.47		39,806	2.47
Total Special Purpose Vehicles		7,923	2.54		32,956	2.54		40,879	2.54
Total Consumer Finance		10,155	3.26		42,239	3.25		52,394	3.25

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value (continued)
Financial Assets
CLO Preferred Equity
Jersey
Structured Finance		$359	0.12%		$1,491	0.11%		$1,850	0.11%
Total Jersey		359	0.12		1,491	0.11		1,850	0.11
Total CLO Preferred Equity		359	0.12		1,491	0.11		1,850	0.11

Ireland
Structured Finance		11,914	3.82		49,560	3.81		61,474	3.81
Total Ireland		11,914	3.82		49,560	3.81		61,474	3.81
United States
Structured Finance
ABC Holdings 5 Hollywood, LLC	19,285	19,285	6.18	80,215	80,215	6.17	99,500	99,500	6.17
Other		15,346	4.92		63,831	4.91		79,177	4.91
Total United States		34,631	11.1		144,046	11.08		178,677	11.08
Total CLO Warehouse - Equity		46,545	14.92		193,606	14.89		240,151	14.89

Special Purpose Vehicles
Cayman Islands
Media: Diversified & Production		4,351	1.39		18,097	1.39		22,448	1.39
Total Cayman Islands		4,351	1.39		18,097	1.39		22,448	1.39

United States
Media: Diversified & Production		1,679	0.54		6,983	0.54		8,662	0.54
Total United States		1,679	0.54		6,983	0.54		8,662	0.54
Total Special Purpose Vehicles		6,030	1.93		25,080	1.93		31,110	1.93
Total Financial Assets		52,934	16.97		220,177	16.93		273,111	16.93

Residential Mortgage
Special Purpose Vehicles
Luxembourg
Construction & Building		570	0.18		2,369	0.18		2,939	0.18
Structured Finance		3,178	1.02		13,218	1.02		16,396	1.02
Total Luxembourg		3,748	1.2		15,587	1.2		19,335	1.2

United States
Structured Finance
A-A Mortgage Investor LLC	47,234	47,234	15.14	196,469	196,469	15.11	243,703	243,703	15.12
Other		504	0.16		2,099	0.17		2,603	0.17
Total United States		47,738	15.3		198,568	15.28		246,306	15.29
Total Special Purpose Vehicles		51,486	16.5		214,155	16.48		265,641	16.49
Total Residential Mortgage		51,486	16.5		214,155	16.48		265,641	16.49

Total Equity & Other Investments		122,998	39.43		511,607	39.35		634,605	39.37

Total Investments before Cash and Cash Equivalents, at fair value (cost
of $300,563; $1,254,976; $1,555,539, respectively)		305,789	98.03%		1,271,916	97.83%		1,577,705	97.87%

State Street Institutional U.S. Government Money Market Fund - Opportunity Class (2)		640	0.21		2,862	0.22		3,502	0.22
Total Investments after Cash and Cash Equivalents, at fair value (cost
of $301,476; $1,258,773; $1,560,249, respectively)		306,429	98.24%		1,274,778	98.05%		1,581,207	98.09%

(1) Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.

(2) This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

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

The Company is conducting a continuous private offering of our shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer ten types of Investor Shares in Series I and thirteen types of Investor Shares in Series II. For Series I, these are: A-I Shares and A-II Shares, F-I Shares, F-S Shares, I Shares, P-I Shares, P-S Shares, S Shares, T-I Shares, T-S Shares, (collectively, the “Series I Investor Shares”). For Series II, these are: A-I Shares and A-II Shares, BD Shares, F-I Shares, F-I (Acc) Shares, F-S Shares, I Shares, I (Acc) Shares, P-I Shares, P-S Shares, S Shares, T-I Shares, T-S Shares, (collectively, the “Series II Investor Shares” and, together with the Series I Investor Shares, (the “Investor Shares”)). The F-I (Acc) Shares and I (Acc) Shares were offered beginning May 1, 2026. We may offer additional types of Investor Shares in the future. The share types have different upfront selling commissions and ongoing distribution fees and shareholder servicing fees.

The Company is sponsored by Apollo and benefits from Apollo’s asset-backed finance sourcing and management platform pursuant to an operating agreement the Company entered into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Asset-Backed Finance Assets with the objective of generating risk-adjusted returns consisting of both current income and capital appreciation for holders of Series I and Series II Shares (the “Shareholders”). The Company commenced operations on May 3, 2024.

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

Investment/Asset Type Reclassification — During the quarter ended June 30, 2026, the Company changed the investment/asset type classification, as well, included additional “key strategy” pillars that aligns with Apollo’s business strategy (as disclosed in our Annual Report). The Condensed Consolidated Schedule of Investments as December 31, 2025, as well as the asset type composition of investments at fair value as of December 31, 2025 disclosed in Note 3 to the consolidated financial statements, have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of June 30, 2026.

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

The Company had an outstanding repurchase agreement as of June 30, 2026. Under the Master Repurchase Agreement with Bank of America, N.A., dated as of December 19, 2025, the Company sold collateral consisting of underlying mortgage loans, due September 29, 2026. The value of the related collateral that the Company sold for this agreement was $243.7 million at December 31, 2025. The value of the related collateral that the Company sold for this agreement was $212.6 million at June 30, 2026. As of June 30, 2026 and December 31, 2025 the repurchase liability was $147 and $171 million, respectively, which is reflected as "repurchase agreement" on the Statement of Assets and Liabilities.

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

Cash and Cash Equivalents — As of June 30, 2026 and December 31, 2025, cash and cash equivalents were comprised of cash on hand and money market funds sponsored by a U.S. financial institution. As of June 30, 2026, Series I, Series II and the Company held $834, $4,358 and $5,192, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund. As of December 31, 2025, Series I, Series II and the Company held $640, $2,862 and $3,502, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund.

Organizational and Offering Expenses — Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II and the Company incurred organizational expenses of $-, $- and $-, respectively, for the three months ended June 30, 2026. Series I, Series II and the Company incurred organizational expenses of $30, $144 and $174, respectively, for the six months ended June 30, 2026. Series I, Series II and the Company incurred organizational expenses of $25, $77 and $102, respectively, for both the three and six months ended June 30, 2025.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses were accounted for as deferred costs until operations begin and then became amortized. Series I, Series II and the Company incurred deferred offering expenses of $20, $100 and $120, respectively, for the three months ended June 30, 2026. Series I, Series II and the Company incurred deferred offering expenses of $46, $221 and $267, respectively, for the six months ended June 30, 2026. Series I, Series II and the Company incurred deferred offering expenses of $40, $120 and $160, respectively, for the three months ended June 30, 2025. Series I, Series II and the Company incurred deferred offering expenses of $80, $240 and $320, respectively, for the six months ended June 30, 2025.

The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 6.

Investment Income — The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Finance Assets, unless, in the case of dividend income, the Company determines that the Asset-Backed Finance Assets do not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind (“PIK”) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Asset-Backed Finance Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and records any interest income, dividend income, realized gains or returns of capital accordingly. For both the three and six months ended June 30, 2026 and June 30, 2025, investment income was comprised of interest income and dividend income from Asset-Backed Finance Assets and cash and cash equivalents.

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

The Company uses futures to hedge some or all of the Company’s fixed rate debt. Depending on the nature of the balance, the fair value of a given futures contract is either included within derivative assets, at fair value or derivative liabilities, at fair value on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the futures is offset by a change in the fair value of the fixed rate debt. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the futures contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2026, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $-, $- and $-, respectively, against futures contracts. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $1,180, $4,907 and $6,087, respectively, against futures contracts.

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the fair value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets, other accrued expenses and liabilities, or cash and cash equivalents, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2026, Series I, Series II and the Company received cash collateral from counterparties in amounts of $313, $1,637 and $1,950, respectively, against foreign currency forward contracts. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $888, $3,692 and $4,580, respectively, against foreign currency forward contracts. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company uses credit default swap (“CDS”) contracts whereby the buyer of the CDS contract agrees to pay a specified fixed charge to the seller of the CDS contract in return for the right to put the debt of the debtor named in the CDS contract to the seller of the CDS contract at par value of the referred debt instrument in the event of a "credit event" as defined by the CDS contract which may include, but is not limited to, bankruptcy of the debtor or when the debtor defaults in payment. The buyer's obligation under the CDS contract is fixed at the date the contract is entered into. The seller's potential liability under the CDS contract is open-ended and can be equal to the entire notional amount of the contract. Depending on the nature of the balance, the fair value of CDS contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the CDS contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2026, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $2,455, $12,826 and $15,281, respectively, against CDS contracts. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $884, $3,678 and $4,562, respectively, against CDS contracts. The Company does not utilize hedge accounting with respect to CDS contracts and as such, the Company recognizes its CDS contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Consolidated Statements of Assets and Liabilities and changes in fair value are reflected in the accompanying Consolidated Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in prepaid expenses and other assets, other accrued expenses and liabilities, or cash and cash equivalents, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2026, Series I, Series II and the Company posted collateral to counterparties in amounts of $79, $411 and $490, respectively, against swap contracts. As of December 31, 2025, Series I, Series II and the Company posted collateral to counterparties in amounts of $95, $394 and $489, respectively, against swap contracts. The Company recognizes its swap contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Asset-Backed Finance Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for both the three and six months ended June 30, 2026 and June 30, 2025. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

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

3.
FAIR VALUE MEASUREMENT AND DISCLOSURES

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of June 30, 2026:

	Series I					Series II					Total
Description	Level I	Level II	Level III	Invt. at NAV (1)	Total	Level I	Level II	Level III	Invt. at NAV (1)	Total	Level I	Level II	Level III	Invt. at NAV (1)	Total
Investments, at fair value
Asset-Backed Securities	$-	$12,497	$197,537	$-	$210,034	$-	$65,288	$1,031,974	$-	$1,097,262	$-	$77,785	$1,229,511	$-	$1,307,296
Equity & Other Investments	-	253	32,059	69,008	101,320	-	1,322	167,484	360,510	529,316	-	1,575	199,543	429,518	630,636
Total Investments, at fair value	$-	$12,750	$229,596	$69,008	$311,354	$-	$66,610	$1,199,458	$360,510	$1,626,578	$-	$79,360	$1,429,054	$429,518	$1,937,932

Derivative Assets, at fair value
Credit Default Swaps	$-	$-	$8,296	$-	$8,296	$-	$-	$43,336	$-	$43,336	$-	$-	$51,632	$-	$51,632
Forward Currency Contracts	-	645	-	-	645	-	3,371	-	-	3,371	-	4,016	-	-	4,016
Swaptions	-	41	-	-	41	-	217	-	-	217	-	258	-	-	258
Total Derivative Assets, at fair value	$-	$686	$8,296	$-	$8,982	$-	$3,588	$43,336	$-	$46,924	$-	$4,274	$51,632	$-	$55,906

Derivative Liabilities, at fair value
Credit Default Swaps	$-	$6	$-	$-	$6	$-	$31	$-	$-	$31	$-	$37	$-	$-	$37
Interest Rate Swaps	-	1,011	-	-	1,011	-	5,284	-	-	5,284	-	6,295	-	-	6,295
Total Derivative Liabilities, at fair value	$-	$1,017	$-	$-	$1,017	$-	$5,315	$-	$-	$5,315	$-	$6,332	$-	$-	$6,332
Total	$-	$12,419	$237,892	$69,008	$319,319	$-	$64,883	$1,242,794	$360,510	$1,668,187	$-	$77,302	$1,480,686	$429,518	$1,987,506

(1)
Investments at fair value at Series I, Series II and the Company were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $834, $4,358 and $5,192, respectively, which are considered Level I assets.

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of December 31, 2025:

	Series I					Series II					Total
Description	Level I	Level II	Level III	Invt. at NAV (1)	Total	Level I	Level II	Level III	Invt. at NAV (1)	Total	Level I	Level II	Level III	Invt. at NAV (1)	Total
Investments, at fair value
Asset-Backed Securities	$-	$33,223	$149,568	$-	$182,791	$-	$138,192	$622,117	$-	$760,309	$-	$171,415	$771,685	$-	$943,100
Equity & Other Investments	-	359	48,777	73,862	122,998	-	1,491	202,889	307,227	511,607	-	1,850	251,666	381,089	634,605
Total Investments, at fair value	$-	$33,582	$198,345	$73,862	$305,789	$-	$139,683	$825,006	$307,227	$1,271,916	$-	$173,265	$1,023,351	$381,089	$1,577,705
Derivative Assets, at fair value
Credit Default Swaps	$-	$-	$8,655	$-	$8,655	$-	$-	$35,998	$-	$35,998	$-	$-	$44,653	$-	$44,653
Interest Rate Swaps	-	269	-	-	269	-	1,120	-	-	1,120	-	1,389	-	-	1,389
Total Derivative Assets, at fair value	$-	$269	$8,655	$-	$8,924	$-	$1,120	$35,998	$-	$37,118	$-	$1,389	$44,653	$-	$46,042

Derivative Liabilities, at fair value
Credit Default Swaps	$-	$6	$-	$-	$6	$-	$24	$-	$-	$24	$-	$30	$-	$-	$30
Forward Currency Contracts	-	181	-	-	181	-	754	-	-	754	-	935	-	-	935
Futures Contracts	779	-	-	-	779	3,242	-	-	-	3,242	4,021	-	-	-	4,021
Total Derivative Liabilities, at fair value	$779	$187	$-	$-	$966	$3,242	$778	$-	$-	$4,020	$4,021	$965	$-	$-	$4,986
Total	$(779)	$33,664	$207,000	$73,862	$313,747	$(3,242)	$140,025	$861,004	$307,227	$1,305,014	$(4,021)	$173,689	$1,068,004	$381,089	$1,618,761

(1)
Investments at fair value at Series I, Series II and the Company were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $640, $2,862 and $3,502, respectively, which are considered Level I assets.

Transfers of investments between levels, if any, are recorded at the end of the period. There were transfers into Series I, Series II and the Company for $-, $- and $-, respectively, and transfer out of Series I, Series II and the Company for $-, $- and $-, respectively, of the Company’s investments that are classified as Level III investments for the three months ended June 30, 2026. There were transfers into Series I, Series II and the Company for $-, $- and $-, respectively, and transfer out of Series I, Series II and the Company for $(327), $(1,352) and $(1,679), respectively, of the Company’s investments that are classified as Level III investments for the six months ended June 30, 2026.

The following tables show changes in the fair value of our Level III investment during the three and six months ended June 30, 2026:

Description	Series I	Series II	Total
Balance as of March 31, 2026	$235,599	$1,152,596	$1,388,195
Purchases	92,738	556,299	649,037
Sales	(86,450)	(465,887)	(552,337)
Net realized gain (loss)	115	8,597	8,712
Net change in unrealized gain (loss)	(4,110)	(8,811)	(12,921)
Transfers into Level III	-	-	-
Transfers out of Level III	-	-	-
Balance as of June 30, 2026	$237,892	$1,242,794	$1,480,686

Description	Series I	Series II	Total
Balance as of December 31, 2025	$207,000	$861,004	$1,068,004
Purchases	156,814	1,077,245	1,234,059
Sales	(123,426)	(686,512)	(809,938)
Net realized gain (loss)	128	765	893
Net change in unrealized gain (loss)	(2,297)	(8,356)	(10,653)
Transfers into Level III	-	-	-
Transfers out of Level III	(327)	(1,352)	(1,679)
Balance as of June 30, 2026	$237,892	$1,242,794	$1,480,686

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the three months ended June 30, 2026 attributable to Level III investments still held at June 30, 2026 for Series I, Series II and the Company were $(4,110), $(8,811) and $(12,921), respectively.

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the six months ended June 30, 2026 attributable to Level III investments still held at June 30, 2026 for Series I, Series II and the Company were $(2,297), $(8,356) and $(10,653), respectively.

Transfers of investments between levels, if any, are recorded at the end of the period. There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three months ended June 30, 2025. For the six months ended June 30, 2025, there were no transfers into Level III investments. Transfers out of Series I, Series II and the Company were $(27), $(67) and $(94), respectively, of the Company’s investments that are classified as Level III investments for the six months ended June 30, 2025.

The following tables show changes in the fair value of our Level III investment during the three and six months ended June 30, 2025

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

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the six months ended June 30, 2025 attributable to Level III investments still held at June 30, 2025 for Series I, Series II and the Company were $(1,122), $3,439 and $2,317, respectively.

The following table provides quantitative measures used to determine the fair values of the Level III investments as of June 30, 2026:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset-Backed Securities	$119,138	$622,401	$741,539	DCF	Discounted Rate	4.86% - 23.5%	8.33%
Asset-Backed Securities	15,986	83,517	99,503	Transactional Value	Cost
Asset-Backed Securities	59,989	313,393	373,382	Broker Quote
Asset-Backed Securities	300	1,569	1,869	Recovery Approach
Asset-Backed Securities	2,124	11,094	13,218	Cost Approach
Equity & Other Investments	28,379	148,259	176,638	Transactional Value	Cost
Equity & Other Investments	3,680	19,225	22,905	Broker Quote
Derivative Assets, at fair value	8,296	43,336	51,632	Broker Quote
Total	$237,892	$1,242,794	$1,480,686

The following table provides quantitative measures used to determine the fair values of the Level III investments as of December 31, 2025:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset-Backed Securities	$58,262	$242,337	$300,599	DCF	Discounted Rate	4.75% - 17.00%	7.99%
Asset-Backed Securities	10,131	42,137	52,268	Transactional Value	Cost
Asset-Backed Securities	81,172	337,630	418,802	Broker Quote
Asset-Backed Securities	3	13	16	Guideline Public Company | Option Model	P/E | Volatility
Equity & Other Investments	31,199	129,775	160,974	Transactional Value	Cost
Equity & Other Investments	17,578	73,114	90,692	Broker Quote
Derivative Assets, at fair value	8,655	35,998	44,653	Broker Quote
Total	$207,000	$861,004	$1,068,004

4.
DERIVATIVE INSTRUMENTS

The following tables present the fair value of the derivative assets and liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of June 30, 2026:

Derivative Assets, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	8,296	43,336	51,632
Interest Rate Risk	Swaptions	41	217	258
Currency Risk	Forwards	645	3,371	4,016
Total		$8,982	$46,924	$55,906

Derivative Liabilities, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	6	31	37
Interest Rate Risk	Interest Rate Swaps	1,011	5,284	6,295
Total		$1,017	$5,315	$6,332

(1)
See Note 2 for additional information on the Company’s purposes for entering into different types of derivatives and how they are recorded.
(2)
Approximately $2,534, $13,237 and $15,771 of collateral has been posted as of June 30, 2026 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $313, $1,637 and $1,950 of collateral has been received as of June 30, 2026 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

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

The following tables present the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three and six months ended June 30, 2026:

		For the Three Months ended June 30, 2026
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$2,376	$12,174	$14,550	$-	$-	$-	$221	$(222)	$(1)
Currency Risk	Forward	40,588	208,224	248,812	-	-	-	277	1,063	1,340
Interest Rate Risk	Interest Rate Swap	97,995	502,005	600,000	-	-	-	(680)	(3,452)	(4,132)
Market Risk	Swaptions	97,995	502,005	600,000				(212)	(1,118)	(1,330)
Interest Rate Risk	Futures	-	-	-	-	-	-	60	(61)	(1)
Total					-	-	-	$(334)	$(3,790)	$(4,124)

		For the Six Months ended June 30, 2026
		Average Notional / Contracts (1)			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$5,179	$24,371	$29,550	-	-	-	$129	$(654)	$(525)
Currency Risk	Forward	40,227	195,524	235,751	-	-	-	827	4,125	4,952
Interest Rate Risk	Interest Rate Swaps	201	25,632	25,833	-	-	-	(1,281)	(6,404)	(7,685)
Market Risk	Swaptions	100,373	499,627	600,000	-	-	-	(260)	(1,356)	(1,616)
Interest Rate Risk	Futures	38,914	164,836	203,750	(952)	(4,407)	(5,359)	779	3,242	4,021
Total					$(952)	$(4,407)	$(5,359)	$194	$(1,047)	$(853)

(1) For Futures, average notional is calculated as a three-month average to reflect the full period during which the instrument was active prior to its sale in Q1.

The following tables present the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three and six months ended June 30, 2025:

		For the Three Months ended June 30, 2025
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$11,251	$33,299	$44,550	$-	$-	$-	$53	$161	$214
Currency Risk	Forward	18,432	55,610	74,042	-	-	-	(968)	(2,920)	$(3,888)
Interest Rate Risk	Interest Rate Swap	10,102	29,898	40,000	619	1,794	2,413	(542)	(1,562)	$(2,104)
Interest Rate Risk	Futures	335,835	993,915	1,329,750	-	-	-	(803)	(2,459)	$(3,262)
Total					$619	$1,794	$2,413	$(2,260)	$(6,780)	$(9,040)

		For the Six Months ended June 30, 2025
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$8,215	$24,668	32,883	$-	$-	$-	$60	$185	$245
Currency Risk	Forward	11,984	$36,197	48,181	(162)	(516)	$(678)	(1,091)	(3,305)	$(4,396)
Interest Rate Risk	Interest Rate Swap	27,270	81,897	109,167	665	1,925	$2,590	(21)	5	$(16)
Interest Rate Risk	Futures	351,835	1,046,081	1,397,916	(91)	(295)	$(386)	(2,228)	(6,723)	$(8,951)
Total					$412	$1,114	$1,526	$(3,280)	$(9,838)	$(13,118)

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of financial and derivative assets and liabilities as of June 30, 2026:

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$8,982	$46,924	$55,906	$-	$-	$-	$-	$-	$-	$8,982	$46,924	$55,906
Total	$8,982	$46,924	$55,906	$-	$-	$-	$-	$-	$-	$8,982	$46,924	$55,906

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities

	Gross and Net Amounts Presented in the accompanying Consolidated Statement of Assets and Liabilities			Financial Instruments			Collateral Pledged			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$(1,017)	$(5,315)	$(6,332)	$-	$-	$-	$1,017	$5,315	$6,332	$-	$-	$-
Total	$(1,017)	$(5,315)	$(6,332)	$-	$-	$-	$1,017	$5,315	$6,332	$-	$-	$-

As of June 30, 2026, the gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $0, $0 and $0 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. As of June 30, 2026, the gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $0, $0 and $0 for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

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

5. NOTES PAYABLE & REPURCHASE AGREEMENT

The Company's outstanding debt obligations as of June 30, 2026 were as follows:

	Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total

Promissory Notes	$971	$971	$1,942	$971	$971	$1,942	$-	$-	$-	$971	$971	$1,942	$971	$971	$1,942
ACMP Holdings, LLC Facility	23,862	76,138	100,000	-	-	-	23,862	76,138	100,000	-	-	-	-	-	-
Total	$24,833	$77,109	$101,942	$971	$971	$1,942	$23,862	$76,138	$100,000	$971	$971	$1,942	$971	$971	$1,942

(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of June 30, 2026.

The Company's outstanding debt obligations as of December 31, 2025 were as follows:

	Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total

Promissory Notes	$971	$971	$1,942	$971	$971	$1,942	$-	$-	$-	$971	$971	$1,942	$971	$971	$1,942
ACMP Holdings, LLC Facility	23,862	76,138	100,000	-	-	-	23,862	76,138	100,000	-	-	-	-	-	-
REIT Funding Cumulative Preferred Shares	24	100	124	24	100	124	-	-	-	24	100	124	24	100	124
Total	$24,857	$77,209	$102,066	$995	$1,071	$2,066	$23,862	$76,138	$100,000	$995	$1,071	$2,066	$995	$1,071	$2,066

(1) The carrying amount outstanding under these debt obligations approximate their fair value as of December 31, 2025.

Promissory Notes

The below table reflects the maturity and fair value of our Promissory Notes as of June 30, 2026.

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

Repurchase Agreement

The below table reflects the characteristics of our Repurchase Agreement as of June 30, 2026.

					Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value
					Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
	Counterparty	Interest Rate	Maturity Date	Collateral Type
Repurchase Agreement	Bank of America, N.A.	SOFR+130	9/29/2026	Real Estate (Residential Mortgage Loans)	$67,837	$282,163	$350,000	$23,545	$123,004	$146,549	$44,292	$159,159	$203,451	$23,545	$123,004	$146,549
				Total	$67,837	$282,163	$350,000	$23,545	$123,004	$146,549	$44,292	$159,159	$203,451	$23,545	$123,004	$146,549

The below table reflects the characteristics of our Repurchase Agreement as of December 31, 2025.

					Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value
					Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
	Counterparty	Interest Rate	Maturity Date	Collateral Type
Repurchase Agreement	Bank of America, N.A.	SOFR+130	9/29/2026	Real Estate (Residential Mortgage Loans)	$67,837	$282,163	$350,000	$33,228	$138,210	$171,438	$34,609	$143,954	$178,562	$33,228	$138,210	$171,438
				Total	$67,837	$282,163	$350,000	$33,228	$138,210	$171,438	$34,609	$143,954	$178,562	$33,228	$138,210	$171,438

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

REIT Funding Cumulative Preferred Shares

On January 27, 2025, a wholly owned subsidiary of the Company issued cumulative preferred shares which are reported at amortized cost and reflected within notes payable on the Company's Consolidated Statement of Assets and Liabilities. Interest is payable at 12.0% per annum, payable semi-annually in arrears. On June 5th, 2026, the Company elected to redeem such cumulative preferred shares at a redemption premium plus accrued and unpaid dividends through the redemption date. Upon payment of the redemption price, each redeemed share was canceled and is no longer outstanding, and dividends on such shares no longer will accrue as of the redemption date.

6.
RELATED PARTY CONSIDERATIONS

Operating Agreement

The Company has entered into an operating agreement (as amended, restated or supplemented, the “Operating Agreement”), with the Operating Manager. Pursuant to the Operating Agreement, the Operating Manager is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making recommendations to the Company related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations. The Operating Manager or an affiliate may rebate, waive or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account.

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

For the three months ended June 30, 2026, the Operating Manager earned Management Fees of $629, $3,222 and $3,851 from Series I, Series II and the Company, respectively, net of a $427 Special Fees offset. For the six months ended June 30, 2026, the Operating Manager earned Management Fees of $1,332, $6,436 and $7,768 from Series I, Series II and the Company, respectively, net of a $427 Special Fees offset. For the three months ended June 30, 2025, the Operating Manager earned Management Fees of $160, $411 and $571 from Series I, Series II and the Company, respectively, with no Special Fees offset. For the six months ended June 30, 2025, the Operating Manager earned Management Fees of $265, $675 and $940 from Series I, Series II and the Company, respectively, with no Special Fees offset.

The Operating Manager or an affiliate may rebate, waive, or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. As of December 31, 2025, the Company indirectly invested $40,000 into the equity of Redding Ridge Holdings, LP (“RRH”), which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo or its affiliates. The Operating Manager has reduced Management Fees payable by the Company through a reduction in the net asset value used to calculate the Management Fee equivalent to the fair value of the Company’s investment in RRH. As of June 30, 2026, the Company's invested equity increased to $49,339.

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

For the three months ended June 30, 2026, the Operating Manager accrued Performance Fees of $-, $- and $- from Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, the Operating Manager accrued Performance Fees of $-, $- and $- from Series I, Series II and the Company, respectively.

For the three months ended June 30, 2025, the Operating Manager accrued Performance Fees of $265, $718 and $983 from Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager accrued Performance Fees of $472, $1,254 and $1,726 from Series I, Series II and the Company, respectively.

As of December 31, 2025, the Company indirectly invested $38,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. As a result, the Operating Manager has reduced the Performance Fees payable by the Company through a reduction in the Total Return used to calculate the Performance Fee equivalent to the Company’s profit from its investment in RRH. As of June 30, 2026, the Company's invested equity increased to $49,339.

Operating Expenses

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended June 30, 2026, these expenses were $98, $504 and $602 for Series I, Series II and the Company, respectively, and are included in general and administration expenses in the Consolidated Statements of Operations. For the six months ended June 30, 2026, these expenses were $215, $1,038 and $1,253 for Series I, Series II and the Company, respectively, and are included in general and administration expenses in the Consolidated Statements of Operations. For the three months ended June 30, 2025, these expenses were $104, $308 and $412 for Series I, Series II and the Company, respectively, and are included in general and administration expenses in the Consolidated Statements of Operations. For the six months ended June 30, 2025, these expenses were $178, $533 and $711 for Series I, Series II and the Company, respectively, and are included in general and administration expenses in the Consolidated Statements of Operations.

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

For the three months ended June 30, 2026, the Company reimbursed the Operating Manager for Expense Support in the amount of $55, $284 and $339 for amounts owed by Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, the Operating Manager agreed to provide Expense Support (net of reimbursement) of $61, $244 and $305 for amounts owed by Series I, Series II and the Company, respectively. For the three months ended June 30, 2025, the Operating Manager agreed to provide Expense Support (net of reimbursement) of $504, $1,529 and $2,033 for amounts owed by Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager agreed to provide Expense Support (net of reimbursement) of $876, $2,665 and $3,541 for amounts owed by Series I, Series II and the Company, respectively.

As of June 30, 2026, total Due from the Operating Manager for total Expense Support (net of reimbursement) outstanding was $2,226, $11,627 and $13,853 for Series I, Series II and the Company, respectively. As of December 31, 2025, total Due from the Operating Manager for total Expense Support outstanding was $2,778, $11,555 and $14,333 for Series I, Series II and the Company, respectively.

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

Dealer Manager Agreement

The Company has entered into a dealer manager agreement (as amended, restated or supplemented, the “Dealer Manager Agreement”) with Apollo Global Securities, LLC (the “Dealer Manager”), an affiliate of the Operating Manager. The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share, F-S Share, T-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares, T-S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I Shares, A-II Shares, I Shares, I (Acc) Shares, P-I Shares, T-I Shares, F-I Shares, F-I (Acc) Shares or BD Shares.

The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers. The E Shares and V Shares will not incur any upfront selling costs or ongoing servicing costs.

For the three months ended June 30, 2026, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $162, $472 and $634, respectively. For the six months ended June 30, 2026, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $320, $903 and $1,223, respectively. For the three months ended June 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $85, $181 and $266, respectively. For the six months ended June 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $140, $267 and $407, respectively.

Restricted Stock Grants

The Company's board of directors approved the Apollo Asset Backed Credit Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors. Effective September 3, 2024, the Company granted 5,930 shares with a grant date fair value of $150. Effective December 2, 2024, the Company granted 1,934 shares with a grant date fair value of $50. Effective September 2, 2025, the Company granted 7,950 shares with a grant date fair value of $200. As of June 30, 2026, only the shares granted in 2024 have vested, while the shares granted in 2025 remain unvested and no shares have been forfeited.

Investment Transactions

In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales from or with affiliates of the Operating Manager. For the three months ended June 30, 2026, the Company received $27,665 of sales proceeds and deployed $1,258 in purchase payments with affiliates of the Operating Manager. For the six months ended June 30, 2026, the Company received $97,555 of sales proceeds and deployed $1,258 in purchase payments with affiliates of the Operating Manager. For the three months ended June 30, 2025, the Company received $35,966 of sales proceeds and deployed $97,523 in purchase payments with affiliates of the Operating Manager. For the six months ended June 30, 2025, the Company received $35,966 of sales proceeds and deployed $179,649 in purchase payments with affiliates of the Operating Manager.

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

For the three months ended June 30, 2026, an aggregate of $551 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, of which $427 is a Special Fee for the Company. For the six months ended June 30, 2026, an aggregate of $1,707 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, of which $427 is a Special Fee for the Company. For the three months ended June 30, 2025, an aggregate of $503 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, an aggregate of $1,041 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company, respectively.

Collateral Management Fees

Certain affiliates of the Operating Manager serve as collateral managers for certain wholly-owned subsidiaries of the Company. Collateral managers perform investment management functions including supervising and directing investments and performing administrative and advisory functions on behalf of the Company.

For the three months ended June 30, 2026, the Company paid $377 and €19 in collateral management fees to affiliates of the Operating Manager. For the six months ended June 30, 2026, the Company paid $776 and €111 in collateral management fees to affiliates of the Operating Manager. For the three months ended June 30, 2025, the Company paid $424 and €264 in collateral management fees to affiliates of the Operating Manager. For the six months ended June 30, 2025, the Company paid $554 and €264 in collateral management fees to affiliates of the Operating Manager.

Redding Ridge Holdings Fees

For the three months ended June 30, 2026, RRH made payments to affiliates of the Operating Manager of $178 relating to management and performance fees and $168 relating to credit research and administrative fees as a result of the Company’s investment. For the six months ended June 30, 2026, RRH made payments to affiliates of the Operating Manager of $277 relating to management and performance fees and $319 relating to credit research and administrative fees as a result of the Company’s investment.

Client Servicing Fees

In February 2025, the Company engaged Alchelyst Holdings LLC ("Alchelyst"), formerly know as Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Alchelyst provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the three and six months ended June 30, 2026, the Company incurred $154 and $365 of expenses, respectively, for services provided by Alchelyst. During the three and six months ended June 30, 2025, the Company did not incur any expenses related to services provided by Alchelyst.

7.
SHAREHOLDERS’ EQUITY

On September 22, 2023, the Company issued 40 V Shares for both Series I and Series II for aggregate consideration of $1 and $1, respectively, to an affiliate of Apollo.

The following table summarizes shareholder transactions in common shares during the three months ended June 30, 2026:

For the Three Months ended June 30, 2026
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$48,018	$1,210	$118,830	$3,010	$166,848	$4,220
Shares issued under DRIP	-	-	488	12	488	12
Shares repurchased	(65,193)	(1,643)	(7,849)	(199)	(73,042)	(1,842)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$(17,175)	$(433)	$111,469	$2,823	$94,294	$2,390

F-I Shares:
Proceeds from issuance of shares	$86,389	$2,190	$309,568	$7,894	$395,957	$10,084
Shares issued under DRIP	17,799	451	67,650	1,724	85,449	2,175
Shares repurchased	(42,954)	(1,089)	(58,636)	(1,495)	(101,590)	(2,584)
Exchanges/Conversions	(165,543)	(4,194)	164,541	4,194	(1,002)	-
Net increase (decrease)	$(104,309)	$(2,642)	$483,123	$12,317	$378,814	$9,675

F-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	37	1	37	1
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$37	$1	$37	$1

P-I Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	272	7	212	6	484	13
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$272	$7	$212	$6	$484	$13

P-S Shares:
Proceeds from issuance of shares	$-	$-	$1,493,432	$38,238	$1,493,432	$38,238
Shares issued under DRIP	1,211	30	53,090	1,359	54,301	1,389
Shares repurchased	-	-	(313,747)	(8,038)	(313,747)	(8,038)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$1,211	$30	$1,232,775	$31,559	$1,233,986	$31,589

E Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	87	2	3,305	83	3,392	85
Shares repurchased	-	-	(793)	(20)	(793)	(20)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$87	$2	$2,512	$63	$2,599	$65

T-I Shares:
Proceeds from issuance of shares	$93,360	$2,387		$511,959		$13,220		$605,319		$15,607
Shares issued under DRIP	9,988	255		51,989		1,343		61,977		1,598
Shares repurchased	(12,520)	(320)		(411,811)		(10,640)		(424,331)		(10,960)
Exchanges/Conversions	-	-		-		-		-		-
Net increase (decrease)	$90,828	$2,322		$152,137		$3,923		$242,965		$6,245

T-S Shares:
Proceeds from issuance of shares	$179,111	$4,565		$419,619		$10,766		$598,730		$15,331
Shares issued under DRIP	15,692	400		51,685		1,326		67,377		1,726
Shares repurchased	(184,151)	(4,698)		(38,433)		(986)		(222,584)		(5,684)
Exchanges/Conversions	(5,834)	(149)		5,796		149		(38)		-
Net increase (decrease)	$4,818	$118		$438,667		$11,255		$443,485		$11,373

I Shares:
Proceeds from issuance of shares	$262,894	$6,703		$2,122,364		$54,660		$2,385,258		$61,363
Shares issued under DRIP	4,089	104		94,053		2,422		98,142		2,526
Shares repurchased	-	-		(477,526)		(12,301)		(477,526)		(12,301)
Exchanges/Conversions	(10,705)	(273)		10,594		273		(111)		-
Net increase (decrease)	$256,278	$6,534		$1,749,485		$45,054		$2,005,763		$51,588

S Shares:
Proceeds from issuance of shares	$-	$-		$20,787		$536		$20,787		$536
Shares issued under DRIP	-	-		49		1		49		1
Shares repurchased	-	-		-		-		-		-
Exchanges/Conversions	-	-		-		-		-		-
Net increase (decrease)	$-	$-		$20,836		$537		$20,836		$537

BD Shares:
Proceeds from issuance of shares	$-	$-		$456,764		$11,783		$456,764		$11,783
Shares issued under DRIP	-	-		69,755		1,799		69,755		1,799
Shares repurchased	-	-		(30,914)		(798)		(30,914)		(798)
Exchanges/Conversions	-	-		-		-		-		-
Net increase (decrease)	$-	$-		$495,605		$12,784		$495,605		$12,784

Total net increase (decrease)	$232,010	$5,938	$-	$4,686,858	$-	$120,322	$-	$4,918,868	$-	$126,260

The following table summarizes shareholder transactions in common shares during the six months ended June 30, 2026:

For the Six Months ended June 30, 2026
	Series I			Series II				Total
	Shares	Consideration Amount		Shares		Consideration Amount		Shares		Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$150,114	$3,805		$362,741		$9,246		$512,855		$13,051
Shares issued under DRIP	-	-		880		22		880		22
Shares repurchased	(179,004)	(4,537)		(31,387)		(801)		(210,391)		(5,338)
Exchanges/Conversions	-	-		-		-		-		-
Net increase (decrease)	$(28,890)	$(732)		$332,234		$8,467		$303,344		$7,735

F-I Shares:
Proceeds from issuance of shares	$164,428	$4,182		$1,338,950		$34,330		$1,503,378		$38,512
Shares issued under DRIP	41,856	1,065		137,622		3,523		179,478		4,588
Shares repurchased	(58,163)	(1,478)		(722,776)		(18,592)		(780,939)		(20,070)
Exchanges/Conversions	(348,096)	(8,840)		345,740		8,840		(2,356)		-
Net increase (decrease)	$(199,975)	$(5,071)		$1,099,536		$28,101		$899,561		$23,030

F-S Shares:
Proceeds from issuance of shares	$-	$-		$-		$-		$-		$-
Shares issued under DRIP	-	-		78		2		78		2
Shares repurchased	-	-		-		-		-		-
Exchanges/Conversions	-	-		-		-		-		-
Net increase (decrease)	$-	$-		$78		$2		$78		$2

P-I Shares:
Proceeds from issuance of shares	$22,223	$560		$-		$-		$22,223		$560
Shares issued under DRIP	470	12		448		12		918		24
Shares repurchased	-	-		-		-		-		-
Exchanges/Conversions	-	-		-		-		-		-
Net increase (decrease)	$22,693	$572		$448		$12		$23,141		$584

P-S Shares:
Proceeds from issuance of shares	$5,587	$140		$1,924,818		$49,361		$1,930,405		$49,501
Shares issued under DRIP	3,146	79		110,867		2,851		114,013		2,930
Shares repurchased	-	-		(472,004)		(12,129)		(472,004)		(12,129)
Exchanges/Conversions	162,428	4,084		(158,122)		(4,084)		4,306		-
Net increase (decrease)	$171,161	$4,303		$1,405,559		$35,999		$1,576,720		$40,302

E Shares:
Proceeds from issuance of shares	$-	$-		$11,705		$295		$11,705		$295
Shares issued under DRIP	181	5		6,595		166		6,776		171
Shares repurchased	-	-		(1,191)		(30)		(1,191)		(30)
Exchanges/Conversions	-	-		-		-		-		-
Net increase (decrease)	$181	$5		$17,109		$431		$17,290		$436

T-I Shares:
Proceeds from issuance of shares	$184,734	$4,739		$942,207		$24,422		$1,126,941		$29,161
Shares issued under DRIP	19,897	510		104,589		2,712		124,486		3,222
Shares repurchased	(12,520)	(320)		(479,941)		(12,416)		(492,461)		(12,736)
Exchanges/Conversions	(931,544)	(23,989)		920,923		23,989		(10,621)		-
Net increase (decrease)	$(739,433)	$(19,060)		$1,487,778		$38,707		$748,345		$19,647

T-S Shares:
Proceeds from issuance of shares	$454,648	$11,648		$1,115,972		$28,780		$1,570,620		$40,428
Shares issued under DRIP	33,049	846		102,630		2,644		135,679		3,490
Shares repurchased	(190,203)	(4,854)		(116,916)		(3,020)		(307,119)		(7,874)
Exchanges/Conversions	(46,762)	(1,200)		5,796		148		(40,966)		(1,052)
Net increase (decrease)	$250,732	$6,440		$1,107,482		$28,552		$1,358,214		$34,992

I Shares:
Proceeds from issuance of shares	$658,580	$16,866		$6,574,035		$170,117		$7,232,615		$186,983
Shares issued under DRIP	5,711	146		155,131		4,006		160,842		4,152
Shares repurchased	-	-		(493,086)		(12,704)		(493,086)		(12,704)
Exchanges/Conversions	30,233	779		10,594		273		40,827		1,052
Net increase (decrease)	$694,524	$17,791		$6,246,674		$161,692		$6,941,198		$179,483

S Shares:
Proceeds from issuance of shares	$-	$-		$20,787		$536		$20,787		$536
Shares issued under DRIP	-	-		49		1		49		1
Shares repurchased	-	-		-		-		-		-
Exchanges/Conversions	-	-		-		-		-		-
Net increase (decrease)	$-	$-		$20,836		$537		$20,836		$537

BD Shares:
Proceeds from issuance of shares	$-	$-		$1,738,414		$45,116		$1,738,414		$45,116
Shares issued under DRIP	-	-		125,068		3,236		125,068		3,236
Shares repurchased	-	-		(30,914)		(798)		(30,914)		(798)
Exchanges/Conversions	-	-		-		-		-		-
Net increase (decrease)	$-	$-		$1,832,568		$47,554		$1,832,568		$47,554

Total net increase (decrease)	$170,993	$4,248	$-	$13,550,302	$-	$350,054	$-	$13,721,295	$-	$354,302

The following table summarizes shareholder transactions in common shares during the three months ended June 30, 2025:

For the Three Months ended June 30, 2025
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	341,509	8,670	466,965	11,930	808,474	20,600
Shares issued under DRIP	-	-	216	5	216	5
Shares repurchased or exchanged	(3,945)	(100)	-	-	(3,945)	(100)

Net increase (decrease)	337,564	8,570	467,181	11,935	804,745	20,505

F-I Shares:
Proceeds from issuance of shares	843,128	21,527	2,487,400	63,981	3,330,528	85,507
Shares issued under DRIP	5,747	146	8,746	224	14,493	371
Shares repurchased or exchanged	(39,714)	(1,012)	-	-	(39,714)	(1,012)

Net increase (decrease)	809,161	20,661	2,496,146	64,205	3,305,307	84,866

F-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$-	$-	$-	$-

P-I Shares:
Proceeds from issuance of shares	-	-	38,238	1,000	38,238	1,000
Shares issued under DRIP	-	-	74	2	74	2
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	-	38,312	1,002	38,312	1,002

P-S Shares:
Proceeds from issuance of shares	165,332	4,160	1,064,897	27,510	1,230,229	31,670
Shares issued under DRIP	-	-	22,640	584	22,640	584
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	165,332	4,160	1,087,537	28,094	1,252,869	32,254

E Shares:
Proceeds from issuance of shares	96	2	6,039	152	6,135	154
Shares issued under DRIP	76	2	2,325	59	2,401	61
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	172	4	8,364	211	8,536	215

T-I Shares:
Proceeds from issuance of shares	602,919	15,530	1,364,919	35,538	1,967,838	51,068
Shares issued under DRIP	10,269	264	8,807	228	19,076	492
Shares repurchased or exchanged	(4,460)	(115)	-	-	(4,460)	(115)

Net increase (decrease)	608,728	15,679	1,373,726	35,766	1,982,454	51,445

T-S Shares:
Proceeds from issuance of shares	624,815	16,092	1,450,410	37,568	2,075,225	53,660
Shares issued under DRIP	6,835	176	10,361	268	17,196	444
Shares repurchased or exchanged	(112,189)	(2,893)	-	-	(112,189)	(2,893)

Net increase (decrease)	519,461	13,375	1,460,771	37,836	1,980,232	51,211

I Shares:
Proceeds from issuance of shares	-	-	102,311	2,642	102,311	2,642
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	-	102,311	2,642	102,311	2,642

S Shares:
Proceeds from issuance of shares	-	-	-	-	-	-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	-	-	-	-	-

BD Shares:
Proceeds from issuance of shares	-	-	122,331	3,163	122,331	3,163
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	-	122,331	3,163	122,331	3,163

Total net increase (decrease)	2,440,418	62,449	7,156,679	184,854	9,597,097	247,303

The following table summarizes shareholder transactions in common shares during the six months ended June 30, 2025:

For the Six Months ended June 30, 2025
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$727,761	$18,435	$1,100,971	$28,087	$1,828,732	$46,522
Shares issued under DRIP	-	-	483	12	483	12
Shares repurchased or exchanged	(3,945)	(100)	(19,818)	(499)	(23,763)	(599)

Net increase (decrease)	$723,816	$18,335	$1,081,636	$27,600	$1,805,452	$45,936

F-I Shares:
Proceeds from issuance of shares	$1,211,140	$30,943	$4,390,303	$112,560	$5,601,443	$143,503
Shares issued under DRIP	9,931	252	13,059	333	22,990	585
Shares repurchased or exchanged	(173,364)	(4,396)	-	-	(173,364)	(4,396)

Net increase (decrease)	$1,047,707	$26,799	$4,403,362	$112,893	$5,451,069	$139,692

F-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$-	$-	$-	$-

P-I Shares:
Proceeds from issuance of shares	$-	$-	$49,032	$1,280	$49,032	$1,280
Shares issued under DRIP	-	-	88	2	88	2
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$49,120	$1,282	$49,120	$1,282

P-S Shares:
Proceeds from issuance of shares	$165,332	$4,160	$2,895,995	$74,482	$3,061,327	$78,642
Shares issued under DRIP	-	-	29,740	765	29,740	765
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$165,332	$4,160	$2,925,735	$75,247	$3,091,067	$79,407

E Shares:
Proceeds from issuance of shares	$2,136	$54	$20,271	$510	$22,407	$564
Shares issued under DRIP	100	3	6,989	175	7,089	178
Shares repurchased or exchanged	(1,359)	(35)	-	-	(1,359)	(35)

Net increase (decrease)	$877	$22	$27,260	$685	$28,137	$707

T-I Shares:
Proceeds from issuance of shares	$956,997	$24,666	$2,025,608	$52,603	$2,982,605	$77,269
Shares issued under DRIP	14,454	371	11,230	290	25,684	661
Shares repurchased or exchanged	(12,288)	(316)	(1,943)	(50)	(14,231)	(366)

Net increase (decrease)	$959,163	$24,721	$2,034,895	$52,843	$2,994,058	$77,564

T-S Shares:
Proceeds from issuance of shares	$1,368,788	$35,191	$3,559,737	$91,820	$4,928,525	$127,011
Shares issued under DRIP	9,493	243	11,873	306	21,366	549
Shares repurchased or exchanged	(312,230)	(8,007)	(985)	(25)	(313,215)	(8,032)

Net increase (decrease)	$1,066,051	$27,427	$3,570,625	$92,101	$4,636,676	$119,528

I Shares:
Proceeds from issuance of shares	$-	$-	$102,311	$2,642	$102,311	$2,642
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$102,311	$2,642	$102,311	$2,642

S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$-	$-	$-	$-

BD Shares:
Proceeds from issuance of shares	$-	$-	$122,331	$3,163	$122,331	$3,163
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$122,331	$3,163	$122,331	$3,163

Total net increase (decrease)	$3,962,946	$101,464	$14,317,275	$368,456	$18,280,221	$469,920

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

Distributions

The Company will seek to declare, accrue and pay monthly distributions. However, there is no guarantee that Series I or Series II will pay monthly distributions consistently and at a specific rate, or at all. For the three months ended June 30, 2026, distributions of $3,597, $24,568 and $28,165 were declared by Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, distributions of $7,537, $47,653 and $55,190 were declared by Series I, Series II and the Company, respectively. For the three months ended June 30, 2025, distributions of $2,814, $9,448 and $12,262 were declared by Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, distributions of $4,012, $13,543 and $17,555 were declared by Series I, Series II and the Company, respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP. Please refer to the shareholder transactions table above for Shares issued under DRIP for the three and six months ended June 30, 2026 and June 30, 2025.

The following tables reflect the aggregate distributions declared for each applicable share type of the Company for the three and six months ended June 30, 2026:

For the Three Months ended June 30, 2026
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$507	$1,341	$1,848
F-I Shares:	1,410	6,872	8,282
F-S Shares:	-	1	1
P-I Shares:	7	21	28
P-S Shares:	102	2,753	2,855
E Shares:	2	1,067	1,069
T-I Shares:	578	2,324	2,902
T-S Shares:	741	2,232	2,973
I Shares:	250	4,718	4,968
S Shares:	-	4	4
BD Shares:	-	3,235	3,235
Total Distributions Declared:	$3,597	$24,568	$28,165

For the six Months ended June 30, 2026
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$1,084	$2,670	$3,754
F-I Shares:	3,032	13,770	16,802
F-S Shares:	-	2	2
P-I Shares:	14	43	57
P-S Shares:	191	5,357	5,548
E Shares:	5	2,157	2,162
T-I Shares:	1,262	4,529	5,791
T-S Shares:	1,531	4,402	5,933
I Shares:	418	8,437	8,855
S Shares:	-	4	4
BD Shares:	-	6,282	6,282
Total Distributions Declared:	$7,537	$47,653	$55,190

The following tables reflect the aggregate distributions declared for each applicable share type of the Company for the three months ended June 30, 2025:

For the Three Months ended June 30, 2025
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$503	$960	$1,463
F-I Shares:	760	2,581	3,341
F-S Shares:	-	-	-
P-I Shares:	-	12	12
P-S Shares:	75	2260	2,335
E Shares:	3	1,185	1,188
T-I Shares:	837	901	1,738
T-S Shares:	636	1,518	2,154
I Shares:	-	13	13
S Shares:	-	-	-
BD Shares:	-	18	18
Total Distributions Declared:	$2,814	$9,448	$12,262

For the six months ended June 30, 2025
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$765	$1,399	$2,164
F-I Shares:	1,055	3,631	4,686
F-S Shares:	-	-	-
P-I Shares:	-	14	14
P-S Shares:	76	3270	3,346
E Shares:	5	2,029	2,034
T-I Shares:	1,193	1,159	2,352
T-S Shares:	918	2,010	2,928
I Shares:	-	13	13
S Shares:	-	-	-
BD Shares:	-	18	18
Total Distributions Declared:	4,012	13,543	17,555

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

As of June 30, 2026, Series I, Series II and the Company had unfunded commitments on Asset-Backed Finance Assets amounting to $24,638, $128,714 and $153,352, respectively, and €688, €3,592 and €4,280, respectively.

As of December 31, 2025, Series I, Series II and the Company had unfunded commitments on Asset-Backed Finance Assets amounting to $33,321, $138,598 and $171,919, respectively, and €-, €- and €-, respectively.

9.
INDEMNIFICATIONS

Under the Company’s Limited Liability Company Agreement, (as amended, restated or supplemented, the “LLC Agreement”), and organizational documents, the members of the Board, the Operating Manager, Apollo, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against all liabilities unless these persons’ actions constitute actual fraud or willful misconduct. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

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

11.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the six months ended June 30, 2026:

For the Six Months ended June 30, 2026
Series I
(in thousands)
	A-I Shares	F-I Shares	F-S Shares	P-I Shares	P-S Shares	E Shares	TI Shares	TS Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$25.43	$25.57	$25.63	$25.20	$25.19	$25.78	$25.79	$25.74	$25.73	$25.75
Distributions declared(1)	(0.65)	(0.64)	(0.54)	(0.62)	(0.59)	(0.76)	(0.64)	(0.53)	(0.63)	(0.53)
Net investment income(2)	0.61	0.60	0.61	0.58	0.55	0.71	0.59	0.48	0.56	0.59
Net realized and unrealized gain/(loss)(3)	(0.28)	(0.27)	(0.28)	(0.28)	(0.28)	(0.27)	(0.26)	(0.28)	(0.25)	(0.27)
Net increase (decrease) in net assets resulting from operations	0.33	0.33	0.33	0.30	0.27	0.44	0.33	0.20	0.31	0.32
Net asset value at end of period	$25.11	$25.26	$25.42	$24.88	$24.87	$25.46	$25.48	$25.41	$25.41	$25.54
Shares outstanding at end of period	1,630,670	4,631,264	110	22,803	354,790	6,186	1,882,048	2,913,556	899,167	110
Weighted average shares outstanding	1,663,841	4,742,059	110	22,571	324,780	6,112	1,969,493	2,882,041	671,399	110

Ratio/Supplemental Data:
Net assets at end of period	$40,949	$116,997	$3	$567	$8,823	$157	$47,952	$74,048	$22,849	$3
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	1.24%	1.26%	1.26%	1.33%	1.58%	0.87%	1.34%	2.17%	1.33%	1.33%
Total expenses after expense support and after performance fees	1.21%	1.23%	1.23%	1.30%	1.56%	0.84%	1.30%	2.15%	1.32%	1.30%
Total expenses after expense support and before performance fees	1.21%	1.23%	1.23%	1.30%	1.56%	0.84%	1.30%	2.15%	1.32%	1.30%
Net investment income(5)(6)	5.62%	5.60%	5.58%	5.50%	5.26%	5.97%	5.51%	4.68%	5.32%	5.51%
Total return(7)	1.34%	1.32%	1.32%	1.24%	1.10%	1.71%	1.27%	0.82%	1.23%	1.25%

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

For the Six Months ended June 30, 2026
Series II
(in thousands)
	A-I Shares	F-I Shares	F-S Shares	P-I Shares	P-S Shares	E Shares	TI Shares	TS Shares	I Shares	S Shares	BD Shares
Per Share Data:
Net asset value at beginning of period	$25.57	$25.74	$25.69	$26.20	$25.85	$25.29	$26.07	$25.90	$25.99	$25.98	$26.03
Proceeds from issuance of shares	-	-	-	-	-	-	-	-	-	-	-
Distributions declared(1)	(0.85)	(0.84)	(0.73)	(0.81)	(0.77)	(0.98)	(0.81)	(0.70)	(0.80)	(0.71)	(0.80)
Net investment income(2)	0.70	0.70	0.60	0.70	0.63	0.79	0.69	0.57	0.66	0.09	0.68
Net realized and unrealized gain/(loss)(3)	(0.27)	(0.26)	(0.28)	(0.27)	(0.25)	(0.27)	(0.27)	(0.26)	(0.24)	0.29	(0.27)
Net increase (decrease) in net assets resulting from operations	0.43	0.44	0.32	0.43	0.38	0.52	0.42	0.31	0.42	0.38	0.41
Net asset value at end of period	$25.15	$25.34	$25.28	$25.82	$25.46	$24.83	$25.68	$25.51	$25.61	$25.65	$25.64
Shares outstanding at end of period	3,193,828	16,922,538	2,808	53,103	7,945,447	2,199,350	5,925,375	6,639,073	12,660,159	20,946	8,300,906
Weighted average shares outstanding	3,126,054	16,468,294	2,776	52,920	6,951,980	2,194,137	5,628,543	6,264,552	10,626,037	5,406	7,835,104

Ratio/Supplemental Data:
Net assets at end of period	$80,333	$428,782	$71	$1,371	$202,300	$54,616	$152,149	$169,347	$324,164	$537	$212,868
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	1.19%	1.21%	2.02%	1.28%	1.53%	0.82%	1.28%	2.12%	1.27%	2.18%	1.28%
Total expenses after expense support and after performance fees	1.16%	1.18%	1.99%	1.25%	1.51%	0.79%	1.25%	2.10%	1.26%	2.18%	1.25%
Total expenses after expense support and before performance fees	1.16%	1.18%	1.99%	1.25%	1.51%	0.79%	1.25%	2.10%	1.26%	2.18%	1.25%
Net investment income(5)(6)	5.99%	5.96%	5.16%	5.91%	5.53%	6.37%	5.88%	5.02%	5.74%	2.11%	5.86%
Total return(7)	1.72%	1.70%	1.29%	1.63%	1.51%	2.10%	1.62%	1.20%	1.62%	1.43%	1.62%

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

July Financial Update

As of July 1, 2026, the Company issued and sold the following unregistered shares of the Company (with the final number of shares being determined on July 24, 2026) to third party investors for cash (unless otherwise noted):

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold		Aggregate Consideration
A-I Shares	-	-	-		-
F-I Shares	49,481	1,250,000	318,822	(1)	8,078,292
F-S Shares	-	-	-		-
P-I Shares	-	-	-		-
P-S Shares	3,217	80,000	617,606		15,725,000
E Shares	-	-	-		-
T-I Shares	8,061	205,376	118,383		3,039,788
T-S Shares	26,323	669,000	59,492		1,517,500
I Shares	18,535	471,000	681,867	(2)	17,459,206
S Shares	4,894	125,000	975		25,000
BD Shares	-	-	28,518		731,325
I (Acc) Shares	-	-	-		-
F-I (Acc) Shares	-	-	-		-

(1) Includes an aggregate of 76,695 shares that were exchanged from 76,924 of Series I F-I Shares.

(2) Includes an aggregate of 37,828 shares that were exchanged from 38,117 of Series I I Shares.

August Financial Update

On August 10, 2026, the Company repurchased Shares in the following amounts:

Total Number of Shares Repurchased	Average Price Paid per Share	Percentage of Aggregate NAV Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
1,955,066	$25.52	2.62%	$1,955,066	$-

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

We are conducting a continuous private offering of our shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer ten types of Investor Shares in Series I and thirteen types of Investor Shares in Series II. For Series I, these are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares (collectively, the “Series I Investor Shares”). For Series II, these are: S Shares, I Shares, I (Acc) Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, F-I (Acc) Shares, BD Shares, A-I Shares and A-II Shares (collectively, the “Series II Investor Shares” and, together with the Series I Investor Shares, (the “Investor Shares”)). The F-I (Acc) Shares and I (Acc) Shares were offered beginning May 1, 2026. We may offer additional types of Investor

Shares in the future. The share types have different upfront selling commissions and ongoing distribution fees and shareholder servicing fees.

Transactional Net Asset Value

Effective for any NAV struck as of a date on or after July 1, 2026, the Company will update the calculation methodology it uses to calculate the price per share of each of its share types, for the purposes of both subscriptions and repurchases, using a transactional net asset value (“Transactional Net Asset Value”). The current Net Asset Value (“GAAP Net Asset Value”) is determined in accordance with accounting U.S. GAAP. The Transactional Net Asset Value will be calculated by adjusting GAAP Net Asset Value as of each relevant valuation date for some or all of the following, as applicable, (i) the recognition of the shareholder servicing fees and distribution fees on a monthly basis as such fees are accrued, (ii) the exclusion of certain deferred tax liabilities that, although required to be recognized under U.S. GAAP, are not expected to be incurred by the Company based on anticipated income, available deductions and the timing of realization events, and (iii) the amortization of certain organizational and offering expenses over a 60-month period.

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

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Revenues

We generate revenues primarily from the management of our Asset-Backed Finance Assets held through our subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Finance Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset-Backed Finance Assets.

For the three months ended June 30, 2026, Series I, Series II and the Company generated revenues of $5,799, $23,440 and $29,239, respectively, which includes interest income of $4,462, $22,676 and $27,138, respectively, dividend income of $781, $4,003 and $4,784, respectively, $712, $(2,516) and $(1,804) of net change in unrealized appreciation/(depreciation), respectively, and $(156), $(723) and $(879) of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets, fixed income and debt assets.

For the six months ended June 30, 2026, Series I, Series II and the Company generated revenues of $8,080, $39,022 and $47,102, respectively, which includes interest income of $9,120, $44,155 and $53,275, respectively, dividend income of $2,243, $10,671 and $12,914, respectively, $(2,084), $(10,207) and $(12,291) of net change in unrealized appreciation/(depreciation), respectively, and $(1,199), $(5,597) and $(6,796) of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets, fixed income and debt assets.

For the three months ended June 30, 2025, Series I, Series II and the Company generated revenues of $3,799, $11,097 and $14,896, respectively, which includes interest income of $2,011, $5,979 and $7,990, respectively, dividend income of $874, $2,607 and $3,481, respectively, $803, $2,294 and $3,097 of net change in unrealized appreciation/(depreciation), respectively, and $111, $217 and $328 of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets.

For the six months ended June 30, 2025, Series I, Series II and the Company generated revenues of $6,677, $19,745 and $26,422, respectively, which includes interest income of $3,428, $10,371 and $13,799, respectively, dividend income of $1,125, $3,364 and $4,489, respectively, $2,121, $6,156 and $8,277 of net change in unrealized appreciation/(depreciation), respectively, and $3, $(146) and $(143) of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets.

For the three months ended June 30, 2026, Series I revenues increased/(decreased) by $2,000 compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $2,451 of interest income, increase/(decrease) of $(93) of dividend income, $(91) of net change in unrealized appreciation/(depreciation) and $(267) of net realized gains/(losses). For the three months ended June 30, 2026, Series II revenues increased/decreased by $12,343 compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $16,697 of interest income, increase/(decrease) of $1,396 of dividend income, $(4,810) of net change in unrealized appreciation/(depreciation) and $(940) of net realized gains/(losses). For the three months ended June 30, 2026, the Company revenues increased/(decreased) by $14,343 compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $19,148 of interest income, increase/(decrease) of $1,303 of dividend income, $(4,901) of net change in unrealized appreciation/(depreciation) and $(1,207) of net realized gains/(losses). The net increases were due to the acquisition of Asset-Backed Finance Assets, fixed income and debt assets subsequent to June 30, 2025, that are generating revenue.

For the six months ended June 30, 2026, Series I revenues increased/(decreased) by $1,403 compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $5,692 of interest income, increase/(decrease) of $1,118 of dividend income, $(4,205) of net change in unrealized appreciation/(depreciation) and $(1,202) of net realized gains/(losses). For the six months ended June 30, 2026, Series II revenues increased/(decreased) by $19,277 compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $33,784 of interest income, increase/(decrease) of $7,307 of dividend income, $(16,363) of net change in unrealized appreciation/(depreciation) and $(5,451) of net realized gains/(losses). For the six months ended June 30, 2026, the Company revenues increased/(decreased) by $20,680 compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $39,476 of interest income, increase/(decrease) of $8,425 of dividend income, $(20,568) of net change in unrealized appreciation/(depreciation) and $(6,653) of net realized gains/(losses). The net increases were due to the acquisition of Asset-Backed Finance Assets, fixed income and debt assets subsequent to June 30, 2025, that are generating revenue.

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

For the three months ended June 30, 2026, the Operating Manager earned Management Fees of $629, $3,222 and $3,851 for Series I, Series II and the Company, respectively. For the three months ended June 30, 2025, the Operating Manager earned Management Fees of $160, $411 and $571 for Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, the Operating Manager earned Management Fees of $1,332, $6,436 and $7,768 for Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager earned Management Fees of $265, $675 and $940 for Series I, Series II and the Company, respectively.

Management Fees increased/(decreased) by $469, $2,811 and $3,280 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Management Fees increased/(decreased) by $1,067, $5,761 and $6,828 for Series I, Series II and the Company, respectively, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

The increases were primarily due to capital raises and revenue generated from the Asset Backed Finance Assets, fixed income and debt assets, subsequent to June 30, 2025.

As of December 31, 2025, the Company indirectly invested $40,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. The Operating Manager has reduced Management Fees payable by the Company through a reduction in the net asset value used to calculate the Management Fee equivalent to the fair value of the Company’s investment in RRH. As of June 30, 2026, the Company's invested equity increased to $49,339.

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

For the three months ended June 30, 2026, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $162, $472 and $634, respectively. For the three months ended June 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $85, $181 and $266, respectively.

For the six months ended June 30, 2026, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $320, $903 and $1,223, respectively. For the six months ended June 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $140, $267 and $407, respectively.

Annual distribution fees and shareholder servicing fees increased by $77, $291 and $368 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was due to an increase in capital activity subsequent to June 30, 2025.

Annual distribution fees and shareholder servicing fees increased by $180, $636 and $816 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was due to an increase in capital activity subsequent to June 30, 2025.

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

For each of the three and six month periods ended June 30, 2026, there were $427 of Special Fees allocable to the Company that were received by an affiliate of the Operating Manager. For each of the three and six month periods ended June 30, 2025, there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

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

For the three months ended June 30, 2026, the Operating Manager accrued Performance Fees of $-, $- and $- for Series I, Series II and the Company, respectively. For the three months ended June 30, 2025, the Operating Manager accrued Performance Fees of $265, $718 and $983 for Series I, Series II and the Company, respectively.

For the six months ended June 30, 2026, the Operating Manager accrued Performance Fees of $-, $- and $- for Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager accrued Performance Fees of $472, $1,254 and $1,726 for Series I, Series II and the Company, respectively.

Performance Fees earned by the Operating Manager increased/(decreased) by $(265), $(718) and $(983) for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decreases were due to the Company not being above the High Water Mark as of June 30, 2026.

Performance Fees earned by the Operating Manager increased/(decreased) by $(472), $(1,254) and $(1,726) for Series I, Series II and the Company, respectively, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decreases were due to the Company not being above the High Water Mark as of June 30, 2026.

As of December 31, 2025, the Company's total invested equity is $40,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. As a result, the Operating Manager has reduced the Performance Fees payable by the Company through a reduction in the Total Return used to calculate the Performance Fee equivalent to the Company’s profit from its investment in RRH. As of June 30, 2026, the Company's invested equity increased to $49,339.

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

Series I, Series II and the Company incurred organizational expense of $-, $- and $-, respectively, for the three months ended June 30, 2026.

Series I, Series II and the Company incurred organizational expense of $30, $144 and $174, respectively, for the six months ended June 30, 2026.

Series I, Series II and the Company incurred organizational expense of $25, $77 and $102, respectively, for the three months ended June 30, 2025.

Series I, Series II and the Company incurred organizational expense of $25, $77 and $102, respectively, for the six months ended June 30, 2025.

The total increase of $72 for the Company in organizational expenses from the six months ended June 30, 2025 to June 30, 2026 was primarily due to the Company incurring additional formation costs.

Series I, Series II and the Company amortized offering expenses of $20, $100 and $120, respectively, for the three months ended June 30, 2026. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the consolidated financial statements of the Company.

Series I, Series II and the Company amortized offering expenses of $46, $221 and $267, respectively, for the six months ended June 30, 2026. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the consolidated financial statements of the Company.

Series I, Series II and the Company amortized offering expenses of $40, $120 and $160, respectively, for the three months ended June 30, 2025. Amortized offering expenses increased/(decreased) by $(20), $(20) and $(40) for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to a portion of the original offering costs for each series reaching full amortization since the prior-year period.

Series I, Series II and the Company amortized offering expenses of $80, $240 and $320, respectively, for the six months ended June 30, 2025.

Amortized offering expenses increased/(decreased) by $(34), $(19) and $(53) for Series I, Series II and the Company, respectively, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a portion of the original offering costs for each series reaching full amortization since the prior-year period.

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

Series I, Series II and the Company incurred Operating Expenses of $534, $2,736 and $3,270, respectively, for the three months ended June 30, 2026. These expenses relate to general and administration expenses and director fees. Series I, Series II and the Company incurred Operating Expenses of $730, $2,193 and $2,923, respectively, for the three months ended June 30, 2025.

Operating expenses increased/(decreased) by $(196), $543 and $347 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026. The decrease in Series I was due to exchanges between Series and the increase in Series II was due to an increase in the net asset value and transaction activity.

Series I, Series II and the Company incurred Operating Expenses of $1,161, $5,609 and $6,770, respectively, for the six months ended June 30, 2026. These expenses relate to general and administration expenses and director fees. Series I, Series II and the Company incurred Operating Expenses of $1,261, $3,759 and $5,020, respectively, for the six months ended June 30, 2025.

Operating expenses increased/(decreased) by $(100), $1,850 and $1,750 for Series I, Series II and the Company, respectively, for the six months ended June 30, 2026. The decrease in Series I was due to exchanges between Series and the increase in Series II was due to an increase in the net asset value and transaction activity.

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

For the three months ended June 30, 2026, the Company reimbursed the Operating Manager for Expense Support of $55, $284 and $339 for expenses incurred by Series I, Series II and the Company, respectively. For the three months ended June 30, 2025, the Operating Manager elected to provide Expense Support of $504, $1,529 and $2,033 for expenses incurred by Series I, Series II and the Company, respectively.

Expense Support provided by the Operating Manager decreased by $449, $1,245 and $1,694 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026, compared to the same period in 2025. This shift reflects growth in the Company's asset base, which caused total expenses to fall below the expense cap, eliminating the need for Expense Support and resulting in the Company reimbursing the Operating Manager $55, $284 and $339 for Series I, Series II and the Company, respectively, for amounts previously advanced, compared to Expense Support of $504, $1,529, and $2,033 provided by the Operating Manager in the prior-year period.

For the six months ended June 30, 2026, the Operating Manager elected to provide Expense Support of $61, $244 and $305 for expenses incurred by Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager elected to provide Expense Support of $876, $2,665 and $3,541 for expenses incurred by Series I, Series II and the Company, respectively.

Expense Support provided by the Operating Manager decreased by $815, $2,421 and $3,236 for Series I, Series II and the Company, respectively, for the six months ended June 30, 2026, compared to the same period in 2025. This shift reflects growth in the Company's asset base, which caused total expenses to fall below the expense cap, eliminating the need for Expense Support and resulting in the Company reimbursing the Operating Manager $61, $244 and $305 for Series I, Series II and the Company, respectively, for amounts previously advanced, compared to Expense Support of $876, $2,665 and $3,541 provided by the Operating Manager in the prior-year period.

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

As of June 30, 2026, Series I, Series II and the Company had derivative assets, at fair value of $8,982, $46,924 and $55,906, respectively, and derivative liabilities, at fair value of $1,017, $5,315 and $6,332, respectively, reflected on the Consolidated Statements of Assets and Liabilities. For the three months ended June 30, 2026, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $-, $- and $-, respectively, and net change in unrealized gain (loss) on derivatives of $(334), $(3,790) and $(4,124), respectively, reflected on the Consolidated Statements of Operations. For the six months ended June 30, 2026, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $(952), $(4,407) and $(5,359), respectively, and net change in unrealized gain (loss) on derivatives of $194, $(1,047) and $(853), respectively, reflected on the Consolidated Statements of Operations.

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

For the three months ended March 31, 2026 and the three months ended June 30, 2026, the Company repurchased the following Shares:

For the Six Months ended June 30, 2026
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Percentage of Aggregate NAV Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	-	$-	0.00%	$-	$-
February 1, 2026 to February 28, 2026	1,143,577	$25.75	1.52%	$1,143,577	$-
March 1, 2026 to March 31, 2026	-	$-	0.00%	$-	$-
Total for three months ended March 31, 2026	1,143,577	$25.75	1.52%	$1,143,577	$-
April 1, 2026 to April 30, 2026	-	$-	0.00%	$-	$-
May 1, 2026 to May 31, 2026	1,644,527	$25.68	2.18%	$1,644,527	$-
June 1, 2026 to June 30, 2026	-	$-	0.00%	$-	$-
Total for three months ended June 30, 2026	1,644,527	$25.68	2.18%	$1,644,527	$-

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

A repurchase window was opened to all share types in April 2026 and closed in May 2026. The transaction price per share for that repurchase window was the NAV per share of each respective share type as of March 31, 2026.

Distributions

As of June 30, 2026, the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below.

Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan:

For the Three Months ended June 30, 2026
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$507	$1,341	$1,848
F-I Shares:	1,410	6,872	8,282
F-S Shares:	-	1	1
P-I Shares:	7	21	28
P-S Shares:	102	2,753	2,855
E Shares:	2	1,067	1,069
T-I Shares:	578	2,324	2,902
T-S Shares:	741	2,232	2,973
I Shares:	250	4,718	4,968
S Shares:	-	4	4
BD Shares:	-	3,235	3,235
Total Distributions Declared:	$3,597	$24,568	$28,165

For the six Months ended June 30, 2026
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$1,084	$2,670	$3,754
F-I Shares:	3,032	13,770	16,802
F-S Shares:	-	2	2
P-I Shares:	14	43	57
P-S Shares:	191	5,357	5,548
E Shares:	5	2,157	2,162
T-I Shares:	1,262	4,529	5,791
T-S Shares:	1,531	4,402	5,933
I Shares:	418	8,437	8,855
S Shares:	-	4	4
BD Shares:	-	6,282	6,282
Total Distributions Declared:	$7,537	$47,653	$55,190

Cash Flows

The following table summarizes the changes to the Company's cash flows for the six months ended June 30, 2026 and 2025 ($ in thousands):

Cash flows from:	For the Six Months ended June 30,
	2026	2025
Operating activities	(204,008)	(564,705)
Financing activities	274,898	527,388
Net increase/(decrease) in cash and cash equivalents	70,890	(37,317)

Cash used in operating activities

Our cash flow used in operating activities was $(204,008) for the six months ended June 30, 2026, which primarily relates to the acquisition of Asset-Backed Finance Assets.

Cash provided by financing activities

Our cash flow provided by financing activities was $274,898 for the six months ended June 30, 2026, which primarily relates to the proceeds from issuance of shares and notes borrowings.

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

The Company’s Asset-Backed Finance Assets were comprised of 40% fixed rate investments and 60% floating rate investments, with fair values of $736,186 and $1,091,056, respectively, as of June 30, 2026. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $10,911 with respect to the floating rate investments.

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

During the three months ended June 30, 2026, the Company repurchased Shares in the following amounts:

For the Three Months ended June 30, 2026
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	-	$-	$-	$-
May 1, 2026 to May 31, 2026	1,644,527	$25.68	$1,644,527	$-
June 1, 2026 to June 30, 2026	-	$-	$-	$-
Total	1,644,527	$25.68	$1,644,527	$-

The Shares listed above were repurchased May 11, 2026. The table above excludes exchanges of 182,083 Shares for Shares of another Series or type. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share types during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Limited Liability Company Agreement

On August 11, 2026, by a written consent, Apollo Principal Holdings B, L.P., the Company’s sole holder of V Shares, approved the Company’s Sixth Amended and Restated Limited Liability Company Agreement (the “Sixth A&R LLCA”).

On August 12, 2026, the Company executed the Sixth A&R LLCA, which amended and restated the Company’s Fifth Amended and Restated Limited Liability Company Agreement, dated as of April 24, 2026, to account for, among other things, referring to the Company’s use of transactional net asset value in determining the transaction price of the Share types of each series.

Operating Agreement

On August 12, 2026, the Company entered into a Fifth Amended and Restated Operating Agreement (the “Fifth A&R Operating Agreement”) with Apollo Manager, LLC (the “Manager”), which amended and restated the Company’s Fourth Amended and Restated Operating Agreement, dated as of April 24, 2026, to account for, among other things, referring to the Company’s use of transactional net asset value in determining the transaction price of the Share types of each series.

Dealer Manager Agreement

On August 12, 2026, the Company entered into an Fifth Amended and Restated Dealer Manager Agreement (“Fifth A&R Dealer Manager Agreement”) with Apollo Global Securities, LLC (the “Dealer Manager”), an affiliate of Apollo and the Company, which amended and restated the Company’s Fourth Amended and Restated Dealer Manager Agreement, dated as of April 24, 2026, to account for, among other things, referring to the Company’s use of transactional net asset value in determining the transaction price of the Share types of each series.

Share Repurchase Plan

On August 12, 2026, the Company amended and restated the existing Fourth Amended and Restated Share Repurchase Plan, dated April 24, 2026 (as amended and restated, the “Fifth A&R Share Repurchase Plan”), to account for, among other things, referring to the Company’s use of transactional net asset value in determining the transaction price of the Share types of each series.

The foregoing summary descriptions of the Sixth A&R LLCA, Fifth A&R Operating Agreement, Fifth A&R Dealer Manager Agreement and Fifth A&R Share Repurchase Plan do not purport to be complete and are qualified in their entirety by reference to the Sixth A&R LLCA, Fifth A&R Operating Agreement, Fifth A&R Dealer Manager Agreement and Fifth A&R Share Repurchase Plan, copies of which are included as Exhibits 3.4, 10.1, 10.2 and 4.3, respectively, to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Description

3.1	Certificate of Formation as Amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10 filed with the SEC on February 9, 2024).

3.2	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.3	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.4	Sixth Amended and Restated Limited Liability Company Agreement.

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.3	Fifth Amended and Restated Share Repurchase Plan.

10.1	Fifth Amended and Restated Operating Agreement.

10.2	Fifth Amended and Restated Dealer Manager Agreement.

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apollo Asset Backed Credit Company LLC

/s/ Robert Rossitto
Date: August 13, 2026	Robert Rossitto
Chief Financial Officer
(principal financial officer)