Form 10-Q
period 2026-09-30
Apollo Asset Backed Credit Co LLC
filed 2026-11-13
CIK 2000597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, the registrant had, with respect to Series I limited liability company interests, 1,577,651 A-I Shares, 0 A-II Shares, 6,307 E Shares, 4,536,051 F-I Shares, 110 F-S Shares, 1,031,404 I Shares, 23,160 P-I Shares, 377,943 P-S Shares, 14,300 S Shares, 1,904,207 T-I Shares, 2,950,335 T-S Shares, and 40 V Shares outstanding, and with respect to Series II limited liability company interests, 3,066,466 A-I Shares, - A-II Shares, 8,817,282 BD Shares, 2,252,889 E Shares, 17,604,246 F-I Shares, 2,860 F-S Shares, 14,276,896 I Shares, 56,347 P-I Shares, 8,778,001 P-S Shares, 27,808 S Shares, 6,035,268 T-I Shares, 6,644,472 T-S Shares, 0 F-I (Acc) Shares, 0 I (Acc) Shares and 40 V Shares outstanding.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q (the “Quarterly Report”) involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) and elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the U.S. Securities and

i

Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Exchange Act (the “Registration Statement”). Other factors that could cause actual results to differ materially include, but are not limited to:

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

ii

Part I. Financial Information

Item 1. Financial Statements

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of September 30, 2026 (Unaudited)			As of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value	$312,998	$1,688,136	$2,001,134	$305,789	$1,271,916	$1,577,705
(cost at September 30, 2026 of $309,469; $1,669,104; $1,978,573, respectively and at December 31, 2025 of $300,563; $1,254,976; $1,555,539, respectively)
Derivative assets, at fair value	7,333	39,549	46,882	8,924	37,118	46,042
(cost at September 30, 2026 of $6,483; $34,963; $41,446, respectively and at December 31, 2025 of $8,771; $35,278; $44,049, respectively)
Cash and cash equivalents	26,481	138,945	165,426	24,031	62,150	86,181
Due from Operating Manager	1,992	10,743	12,735	2,486	10,341	12,827
Interest receivable	3,969	21,319	25,288	2,740	19,670	22,410
Deferred offering expenses	275	1,483	1,758	416	1,730	2,146
Capital subscriptions receivable (1)	-	-	-	-	11,238	11,238
Dividends receivable	1,218	6,568	7,786	1,833	7,626	9,459
Receivable for investments sold	56,372	73,632	130,004	16,773	69,766	86,539
Prepaid expenses and other assets	20,014	113,144	133,158	18,759	13,888	32,647
Total assets	$430,652	$2,093,519	$2,524,171	$381,751	$1,505,443	$1,887,194

Liabilities
Derivative liabilities, at fair value	$2,699	$14,554	$17,253	$966	$4,020	$4,986
(cost at September 30, 2026 of $98; $530; $628, respectively and at December 31, 2025 of ($5); ($17); ($22), respectively)
Repurchase agreements	23,227	125,276	148,503	33,228	138,210	171,438
Notes payable	971	971	1,942	995	1,071	2,066
Payable for investments purchased	63,758	174,283	238,041	1,621	6,741	8,362
Due to Operating Manager	2,513	11,897	14,410	2,778	11,555	14,333
Distributions payable	1,199	8,954	10,153	1,597	7,295	8,892
Interest payable	2,237	12,053	14,290	1,426	14,216	15,642
Performance fees payable	-	-	-	1,339	4,485	5,824
Management fees payable	238	1,286	1,524	469	1,829	2,298
Capital repurchases payable (1)	-	-	-	11,238	-	11,238
Accrued shareholder servicing fees and distribution fees payable	3,254	9,879	13,133	-	-	-
Other accrued expenses and liabilities	21,661	60,354	82,015	14,169	15,836	30,005
Total liabilities	$121,757	$419,507	$541,264	$69,826	$205,258	$275,084
Commitments and contingencies (Note 8)
Total net assets	$308,895	$1,674,012	$1,982,907	$311,925	$1,300,185	$1,612,110

(1) Capital subscriptions receivable and capital repurchases payable consist solely of exchanges between Series resulting from timing differences in the settlement of such transactions.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of September 30, 2026 (Unaudited)			As of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share

A-I Shares:
Net assets	$39,400	$76,571	$115,971	$42,199	$73,178	$115,377
Shares outstanding	1,577,651	3,066,186	4,643,837	1,659,560	2,861,594	4,521,154
Net asset value per share	$24.97	$24.97	$24.97	$25.43	$25.57	$25.52

F-I Shares:
Net assets	$114,658	$440,125	$554,783	$123,525	$407,334	$530,859
Shares outstanding	4,562,401	17,487,669	22,050,070	4,831,239	15,823,002	20,654,241
Net asset value per share	$25.13	$25.17	$25.16	$25.57	$25.74	$25.70

F-S Shares:
Net assets	$3	$68	$71	$3	$70	$73
Shares outstanding	110	2,847	2,957	110	2,730	2,840
Net asset value per share	$25.32	$24.04	$24.01	$25.63	$25.69	$25.68

P-I Shares:
Net assets	$571	$1,443	$2,014	$3	$1,380	$1,383
Shares outstanding	23,074	56,253	79,327	110	52,655	52,765
Net asset value per share	$24.75	$25.66	$25.39	$25.20	$26.20	$26.20

P-S Shares:
Net assets	$8,966	$218,172	$227,138	$4,625	$169,044	$173,669
Shares outstanding	367,351	8,733,058	9,100,409	183,629	6,539,833	6,723,462
Net asset value per share	$24.41	$24.98	$24.96	$25.19	$25.85	$25.83

E Shares:
Net assets	$159	$55,461	$55,620	$155	$55,195	$55,350
Shares outstanding	6,276	2,251,399	2,257,675	6,005	2,182,241	2,188,246
Net asset value per share	$25.30	$24.63	$24.64	$25.78	$25.29	$25.29

T-I Shares:
Net assets	$47,709	$150,468	$198,177	$67,614	$115,669	$183,283
Shares outstanding	1,882,513	5,897,153	7,779,666	2,621,481	4,437,597	7,059,078
Net asset value per share	$25.34	$25.52	$25.47	$25.79	$26.07	$25.96

T-S Shares:
Net assets	$70,743	$160,285	$231,028	$68,532	$143,284	$211,816
Shares outstanding	2,925,120	6,605,977	9,531,097	2,662,824	5,531,591	8,194,415
Net asset value per share	$24.18	$24.26	$24.24	$25.74	$25.90	$25.85

I Shares:
Net assets	$26,323	$356,042	$382,365	$5,265	$166,665	$171,930
Shares outstanding	1,041,469	13,993,486	15,034,955	204,643	6,413,485	6,618,128
Net asset value per share	$25.28	$25.44	$25.43	$25.73	$25.99	$25.98

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of September 30, 2026 (Unaudited)			As of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share

S Shares:
Net assets	$362	$685	$1,047	$3	$3	$6
Shares outstanding	14,251	26,903	41,154	110	110	220
Net asset value per share	$25.39	$25.48	$25.45	$25.75	$25.98	$25.87

BD Shares:
Net assets	$-	$214,691	$214,691	$-	$168,362	$168,362
Shares outstanding	-	8,425,231	8,425,231	-	6,468,338	6,468,338
Net asset value per share	$-	$25.48	$25.48	$-	$26.03	$26.03

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.70	$25.60	$25.65	$25.70	$25.60	$25.65

A-II Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

I (Acc) Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

F-I (Acc) Shares:
Net assets	$-	$-	$-	$-	$-	$-
Shares outstanding	-	-	-	-	-	-
Net asset value per share	$-	$-	$-	$-	$-	$-

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands)

	For the Three Months ended September 30, 2026			For the Nine Months ended September 30, 2026			For the Three Months ended September 30, 2025			For the Nine Months ended September 30, 2025
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Investment Income
Interest income	$5,666	$28,477	$34,143	$14,786	$72,632	$87,418	$2,517	$8,990	$11,507	$5,945	$19,361	$25,306
Dividend income	283	2,871	3,154	2,526	13,542	16,068	1,002	3,560	4,562	2,127	6,924	9,051
Total investment income	$5,949	$31,348	$37,297	$17,312	$86,174	$103,486	$3,519	$12,550	$16,069	$8,072	$26,285	$34,357

Expenses
General and administration expenses	$454	$2,462	$2,916	$1,563	$7,818	$9,381	$642	$2,282	$2,924	$1,831	$5,826	$7,657
Performance fees	-	-	-	-	-	-	431	1,534	1,965	903	2,788	3,691
Management fees	714	3,846	4,560	2,046	10,282	12,328	252	690	942	517	1,365	1,882
Deferred offering expenses amortization	22	116	138	68	337	405	35	125	160	115	365	480
Shareholder servicing fees	-	-	-	320	903	1,223	114	246	360	254	513	767
Director fees	24	130	154	76	383	459	35	126	161	107	341	448
Organizational expenses	-	-	-	30	144	174	-	-	-	25	77	102
Interest and other debt expenses	209	263	472	345	548	893	99	252	351	380	937	1,317
Total expenses	$1,423	$6,817	$8,240	$4,448	$20,415	$24,863	$1,608	$5,255	$6,863	$4,132	$12,212	$16,344
Expense (support from)/reimbursement to Operating Manager	61	336	397	-	92	92	(282)	(1,001)	(1,283)	(1,158)	(3,666)	(4,824)
Net expenses	$1,484	$7,153	$8,637	$4,448	$20,507	$24,955	$1,326	$4,254	$5,580	$2,974	$8,546	$11,520
Net investment income before taxes	$4,465	$24,195	$28,660	$12,864	$65,667	$78,531	$2,193	$8,296	$10,489	$5,098	$17,739	$22,837
Provision for (benefit from) income taxes	922	(13)	909	2,325	1,702	4,027	846	338	1,184	1,663	399	2,062
Net investment income	$3,543	$24,208	$27,751	$10,539	$63,965	$74,504	$1,347	$7,958	$9,305	$3,435	$17,340	$20,775

Net realized and net change in unrealized gains (losses) on investments and derivatives:
Net realized gain (loss) on investments	$69	$365	$434	$(358)	$(1,683)	$(2,041)	$628	$2,248	$2,876	$740	$2,595	$3,335
Net realized gain (loss) on derivatives	6	34	40	(946)	(4,373)	(5,319)	(367)	(1,309)	(1,676)	45	(195)	(150)
Net realized gain (loss) on foreign currency transactions	(177)	(956)	(1,133)	3	(98)	(95)	(424)	(1,818)	(2,242)	(945)	(3,425)	(4,370)
Net change in unrealized gain (loss) on investments	1,711	9,535	11,246	(1,697)	2,092	395	1,451	5,061	6,512	6,775	21,075	27,850
Net change in unrealized gain (loss) on derivatives	(1,333)	(7,288)	(8,621)	(1,139)	(8,335)	(9,474)	1,477	5,362	6,839	(1,803)	(4,476)	(6,279)
Net unrealized gain (loss) on foreign currency translations	(1,797)	(9,878)	(11,675)	(667)	(11,595)	(12,262)	(83)	14	(69)	(6)	(6)	(12)
Net realized and net change in unrealized gains (losses) on investments and derivatives	$(1,521)	$(8,188)	$(9,709)	$(4,804)	$(23,992)	$(28,796)	$2,682	$9,558	$12,240	$4,806	$15,568	$20,374
Net increase (decrease) in net assets resulting from operations	$2,022	$16,020	$18,042	$5,735	$39,973	$45,708	$4,029	$17,516	$21,545	$8,241	$32,908	$41,149

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands)

	For the Three Months ended September 30, 2026			For the Nine Months ended September 30, 2026			For the Three Months ended September 30, 2025			For the Nine Months ended September 30, 2025
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$3,543	$24,208	$27,751	$10,539	$63,965	$74,504	$1,347	$7,958	$9,305	$3,435	$17,340	$20,775
Net realized gain (loss) on investments	69	365	434	(358)	(1,683)	(2,041)	628	2,248	2,876	740	2,595	3,335
Net realized gain (loss) on derivatives	6	34	40	(946)	(4,373)	(5,319)	(367)	(1,309)	(1,676)	45	(195)	(150)
Net realized gain (loss) on foreign currency transactions	(177)	(956)	(1,133)	3	(98)	(95)	(424)	(1,818)	(2,242)	(945)	(3,425)	(4,370)
Net change in unrealized gain (loss) on investments	1,711	9,535	11,246	(1,697)	2,092	395	1,451	5,061	6,512	6,775	21,075	27,850
Net change in unrealized gain (loss) on derivatives	(1,333)	(7,288)	(8,621)	(1,139)	(8,335)	(9,474)	1,477	5,362	6,839	(1,803)	(4,476)	(6,279)
Net unrealized gain (loss) on foreign currency translations	(1,797)	(9,878)	(11,675)	(667)	(11,595)	(12,262)	(83)	14	(69)	(6)	(6)	(12)
Net increase (decrease) in net assets resulting from operations	$2,022	$16,020	$18,042	$5,735	$39,973	$45,708	$4,029	$17,516	$21,545	$8,241	$32,908	$41,149

Capital Transactions
Proceeds from issuance of shares	$12,892	$106,972	$119,864	$57,495	$488,350	$545,845	$77,570	$358,854	$436,424	$191,888	$727,884	$919,772
Repurchases of shares	(6,324)	(43,562)	(49,886)	(17,513)	(104,052)	(121,565)	(3,006)	(636)	(3,642)	(15,860)	(1,210)	(17,070)
Exchanges in (out)	(5,030)	5,030	-	(34,196)	34,196	-	-	-	-	-	-	-
Distributions declared	(3,594)	(26,605)	(30,199)	(11,131)	(74,258)	(85,389)	(2,770)	(13,801)	(16,571)	(6,782)	(27,344)	(34,126)
Net increase (decrease) in net assets from capital transactions	$(2,056)	$41,835	$39,779	$(5,345)	$344,236	$338,891	$71,794	$344,417	$416,211	$169,246	$699,330	$868,576
Net increase (decrease) in net assets during the period	$(34)	$57,855	$57,821	$390	$384,209	$384,599	$75,823	$361,933	$437,756	$177,487	$732,238	$909,725
Accrued shareholder servicing fees and distribution fees	(3,420)	(10,382)	(13,802)	(3,420)	(10,382)	(13,802)	-	-	-	-	-	-
Net assets at beginning of period	312,349	1,626,539	1,938,888	311,925	1,300,185	1,612,110	182,673	566,517	749,190	81,009	196,212	277,221
Net assets at end of period	$308,895	$1,674,012	$1,982,907	$308,895	$1,674,012	$1,982,907	$258,496	$928,450	$1,186,946	$258,496	$928,450	$1,186,946

See notes to consolidated financial statements.

Apollo Asset Backed Credit Company LLC

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the Nine Months ended September 30, 2026			For the Nine Months ended September 30, 2025
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$5,735	$39,973	$45,708	$8,241	$32,908	$41,149
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	358	1,683	2,041	(740)	(2,595)	(3,335)
Net change in unrealized (gain) loss on investments	1,697	(2,092)	(395)	(6,775)	(21,075)	(27,850)
Payments to purchase investments	(250,543)	(2,004,395)	(2,254,938)	(313,510)	(1,596,062)	(1,909,572)
Proceeds from sale of investments	241,279	1,588,584	1,829,863	154,501	950,385	1,104,886
Net realized (gain) loss on derivatives	946	4,373	5,319	(45)	195	150
Net change in unrealized (gain) loss on derivatives	1,139	8,335	9,474	1,803	4,476	6,279
Payments to purchase derivatives	(73,283)	(602,197)	(675,480)	(7,291)	(27,707)	(34,998)
Proceeds from sale of derivatives	74,522	597,592	672,114	44	(195)	(151)
Changes in operating assets and liabilities:
(Increase)/decrease in receivable for investments sold	(39,599)	(3,866)	(43,465)	(2,498)	(8,975)	(11,473)
(Increase)/decrease in Due from Operating Manager	494	(402)	92	(608)	(4,217)	(4,825)
(Increase)/decrease in interest receivable	(1,229)	(1,649)	(2,878)	(1,277)	(8,475)	(9,752)
(Increase)/decrease in dividends receivable	615	1,058	1,673	(1,971)	(7,078)	(9,049)
(Increase)/decrease in deferred offering expenses	141	247	388	308	172	480
(Increase)/decrease in prepaid expenses and other assets, excluding restricted cash (1)	(1,255)	(99,256)	(100,511)	(2,497)	(10,020)	(12,517)
(Increase)/decrease in capital subscriptions receivable	-	11,238	11,238	540	(198)	342
Increase/(decrease) in Due to Operating Manager	(265)	342	77	883	5,623	6,506
Increase/(decrease) in payable for investments purchased	62,137	167,542	229,679	(357)	342	(15)
Increase/(decrease) in performance fees payable	(1,339)	(4,485)	(5,824)	882	2,788	3,670
Increase/(decrease) in management fees payable	(231)	(543)	(774)	252	690	942
Increase/(decrease) in interest payable	811	(2,163)	(1,352)	639	5,575	6,214
Increase/(decrease) in capital subscriptions received in advance	-	-	-	-	(450)	(450)
Increase/(decrease) in capital repurchases payable	(11,238)	-	(11,238)	321	2,037	2,358
Increase/(decrease) in accrued shareholder servicing fees and distribution fees payable	3,254	9,879	13,133	-	-	-
Increase/(decrease) in other accrued expenses and liabilities	7,492	44,518	52,010	1,733	1,802	3,535

Net cash provided by (used in) operating activities	$21,638	$(245,684)	$(224,046)	$(167,422)	$(680,054)	$(847,476)

Financing activities
Notes Borrowings/(Repayments)	$(24)	$(100)	$(124)	$27	$97	$124
Proceeds from issuance of shares	53,585	459,310	512,895	191,888	727,884	919,772
Net borrowings of repurchase agreements	(10,001)	(12,934)	(22,935)	-	-	-
Repurchases of shares	(17,513)	(104,052)	(121,565)	(15,860)	(1,210)	(17,070)
Exchanges in (out)	(34,196)	34,196	-	-	-	-
Distributions paid	(7,619)	(43,559)	(51,178)	(6,782)	(27,344)	(34,126)
Accrued shareholder servicing fees and distribution fees	(3,420)	(10,382)	(13,802)	-	-	-
Net cash provided by (used in) financing activities	$(19,188)	$322,479	$303,291	$169,273	$699,427	$868,700

Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	$2,450	$76,795	$79,245	$1,851	$19,373	$21,224
Cash and cash equivalents at beginning of period	24,031	62,150	86,181	16,817	41,770	58,587
Cash, Cash equivalents and restricted cash at end of period(1)	$26,481	$138,945	$165,426	$18,668	$61,143	$79,811

Supplemental disclosure of cash flow information:
Income taxes paid	$2,765	$-	$2,765	$824	$-	$824
Cash paid for interest	$241	$211	$452	$256	$682	$938
Noncash financing activities not included - distribution payable	$1,199	$8,954	$10,153	$-	$-	$-
Noncash financing activities not included - reinvestment of distribution	$3,910	$29,040	$32,950	$-	$-	$-

(1) Included in Cash, cash equivalents and restricted cash at the end of period are restricted cash posted as collateral, which is included in the accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2026, such amounts were $4,657, $25,118 and $29,775 for Series I, Series II and total Company, respectively. As of September 30, 2025, such amounts were $3,328, $11,949 and $15,277 for Series I, Series II and total Company, respectively.

Apollo Asset Backed Credit Company LLC
Consolidated Condensed Schedule of Investments (Unaudited)
September 30, 2026 (in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value
Asset-Backed Securities
Capital Solutions
Cayman Islands
Banking, Finance, Insurance & Real Estate		$362	0.12%		$1,952	0.12%		$2,314	0.12%
Total Cayman Islands		362	0.12		1,952	0.12		2,314	0.12
Germany
Banking, Finance, Insurance & Real Estate		423	0.13		2,279	0.13		2,702	0.13
Total Germany		423	0.13		2,279	0.13		2,702	0.13
Japan
Banking, Finance, Insurance & Real Estate		9,449	3.06		50,960	3.04		60,409	3.05
Total Japan		9,449	3.06		50,960	3.04		60,409	3.05
Luxembourg
Banking, Finance, Insurance & Real Estate		9,575	3.10		51,645	3.09		61,220	3.09
Total Luxembourg		9,575	3.10		51,645	3.09		61,220	3.09
United States
Banking, Finance, Insurance & Real Estate (2)		35,726	11.57		192,683	11.51		228,409	11.52
Total United States		35,726	11.57		192,683	11.51		228,409	11.52
Total Capital Solutions		55,535	17.98		299,519	17.89		355,054	17.91
Commercial Mortgage
Cayman Islands
Banking, Finance, Insurance & Real Estate		6,975	2.26		37,620	2.25		44,595	2.24
Total Cayman Islands		6,975	2.26		37,620	2.25		44,595	2.24
United States
Banking, Finance, Insurance & Real Estate		13,291	4.30		71,686	4.28		84,977	4.29
Total United States		13,291	4.30		71,686	4.28		84,977	4.29
Total Commercial Mortgage		20,266	6.56		109,306	6.53		129,572	6.53
Consumer Finance
Guernsey Channel Islands
Banking, Finance, Insurance & Real Estate		-	0.00		-	0.00		-	0.00
Total Guernsey Channel Islands		-	0.00		-	0.00		-	0.00
Consumer Finance
Saudi Arabia
Banking, Finance, Insurance & Real Estate		6,723	2.18		36,261	2.17		42,984	2.17
Total Saudi Arabia		6,723	2.18		36,261	2.17		42,984	2.17
United Arab Emirates
Banking, Finance, Insurance & Real Estate		4	0.00		23	0.00		27	0.00
Total United Arab Emirates		4	0.00		23	0.00		27	0.00
United States
Automotive		26,923	8.72		145,205	8.67		172,128	8.68
Banking, Finance, Insurance & Real Estate		11,866	3.84		63,999	3.82		75,865	3.83
Construction & Building		750	0.24		4,043	0.24		4,793	0.24
Consumer Goods: Durable		3,497	1.13		18,863	1.13		22,360	1.13
Structured Finance		1,481	0.48		7,986	0.48		9,467	0.47
Telecommunications		61	0.02		332	0.02		393	0.02
Total United States		44,578	14.43		240,428	14.36		285,006	14.37
Total Consumer Finance		51,305	16.61		276,712	16.53		328,017	16.54
Financial Assets
Cayman Islands
Structured Finance		925	0.30		4,990	0.30		5,915	0.30
Total Cayman Islands		925	0.30		4,990	0.30		5,915	0.30

Ireland
Structured Finance		1,190	0.39		6,419	0.38		7,609	0.38
Total Ireland		1,190	0.39		6,419	0.38		7,609	0.38

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value (continued)
Asset-Backed Securities (continued)
Consumer Finance (continued)
Financial Assets (continued)
United States
Banking, Finance, Insurance & Real Estate		$-	0.00%		$-	0.00%		$-	0.00%
Media: Diversified & Production		5,046	1.63		27,217	1.63		32,263	1.63
Structured Finance		23,372	7.56		126,054	7.53		149,426	7.53
Total United States		28,418	9.19		153,271	9.16		181,689	9.16
Total Financial Assets		30,533	9.88		164,680	9.84		195,213	9.84
Hard Assets
Luxembourg
Telecommunications		1,091	0.35		5,884	0.35		6,975	0.35
Total Luxembourg		1,091	0.35		5,884	0.35		6,975	0.35
United Kingdom
Transportation: Consumer		4,968	1.61		26,794	1.60		31,762	1.60
Total United Kingdom		4,968	1.61		26,794	1.60		31,762	1.60
United States
Banking, Finance, Insurance & Real Estate		379	0.12		2,046	0.12		2,425	0.12
Capital Equipment		2,406	0.78		12,979	0.78		15,385	0.78
High Tech Industries		17,810	5.78		96,059	5.74		113,869	5.75
Structured Finance		658	0.21		3,548	0.21		4,206	0.21
Telecommunications		132	0.04		710	0.04		842	0.04
Transportation: Consumer		1,024	0.33		5,524	0.33		6,548	0.33
Total United States		22,409	7.26		120,866	7.22		143,275	7.23
Total Hard Assets		28,468	9.22		153,544	9.17		182,012	9.18
Residential Mortgage
Australia
Banking, Finance, Insurance & Real Estate		5,336	1.73		28,777	1.72		34,113	1.72
Total Australia		5,336	1.73		28,777	1.72		34,113	1.72
Netherlands
Banking, Finance, Insurance & Real Estate		145	0.05		782	0.05		927	0.05
Total Netherlands		145	0.05		782	0.05		927	0.05
United States
Banking, Finance, Insurance & Real Estate		2,762	0.89		14,898	0.89		17,660	0.89
Construction & Building		20,881	6.76		112,618	6.72		133,499	6.73
Total United States		23,643	7.65		127,516	7.61		151,159	7.62
Total Residential Mortgage		29,124	9.43		157,075	9.38		186,199	9.39
Total Asset-Backed Securities		215,231	69.68		1,160,836	69.34		1,376,067	69.39
Equity & Other Investments
Financial Assets
CLO Preferred Equity
Jersey
Structured Finance		235	0.08		1,265	0.08		1,500	0.08
Total Jersey		235	0.08		1,265	0.08		1,500	0.08
United States
Structured Finance		1,842	0.59		9,936	0.59		11,778	0.59
Total United States		1,842	0.59		9,936	0.59		11,778	0.59
Total CLO Preferred Equity		2,077	0.67		11,201	0.67		13,278	0.67
CLO Warehouse - Equity
Cayman Islands
Media: Diversified & Production		-	0.00		-	0.00		-	0.00
Total Cayman Islands		-	0.00		-	0.00		-	0.00
Ireland
Structured Finance		5,608	1.82		30,248	1.81		35,856	1.81
Total Ireland		5,608	1.82		30,248	1.81		35,856	1.81

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value (continued)
Equity & Other Investments (continued)
Financial Assets (continued)
CLO Warehouse - Equity (continued)
United States
Structured Finance		$20,845	6.74%		$112,426	6.71%		$133,271	6.71%
Total United States		20,845	6.74		112,426	6.71		133,271	6.71
Total CLO Warehouse - Equity		26,453	8.56		142,674	8.52		169,127	8.52
Special Purpose Vehicles
Cayman Islands
Media: Diversified & Production		3,345	1.08		18,043	1.08		21,388	1.08
Total Cayman Islands		3,345	1.08		18,043	1.08		21,388	1.08
United States
Media: Diversified & Production		12,588	4.08		67,893	4.06		80,481	4.06
Structured Finance		7,989	2.59		43,086	2.57		51,075	2.58
Total United States		20,577	6.67		110,979	6.63		131,556	6.64
Total Special Purpose Vehicles		23,922	7.75		129,022	7.71		152,944	7.72
Total Financial Assets		52,452	16.98		282,897	16.90		335,349	16.91
Hard Assets
Special Purpose Vehicles
Canada
Energy: Oil & Gas		3,898	1.26		21,025	1.26		24,923	1.26
Total Canada		3,898	1.26		21,025	1.26		24,923	1.26
Total
Ireland
Transportation: Consumer		122	0.04		654	0.04		776	0.04
Total Ireland		122	0.04		654	0.04		776	0.04
Luxembourg
Energy: Oil & Gas		-	0.00		-	0.00		-	0.00
Telecommunications		735	0.24		3,962	0.24		4,697	0.24
Total Luxembourg		735	0.24		3,962	0.24		4,697	0.24
United States
High Tech Industries		3,010	0.98		16,234	0.96		19,244	0.97
Telecommunications		95	0.03		515	0.03		610	0.03
Transportation: Consumer		3	0.00		18	0.00		21	0.00
Total United States		3,108	1.01		16,767	0.99		19,875	1.00
Total Special Purpose Vehicles		7,863	2.55		42,408	2.53		50,271	2.54
Total Hard Assets		7,863	2.55		42,408	2.53		50,271	2.54
Residential Mortgage
Special Purpose Vehicles
Luxembourg
Banking, Finance, Insurance & Real Estate		4,297	1.39		23,178	1.37		27,475	1.38
Total Luxembourg		4,297	1.39		23,178	1.37		27,475	1.38
Spain
Banking, Finance, Insurance & Real Estate		2,148	0.69		11,584	0.70		13,732	0.69
Total Spain		2,148	0.69		11,584	0.70		13,732	0.69
United States
Banking, Finance, Insurance & Real Estate
A-A Mortgage Investor LLC	-	30,938	10.02	-	166,863	9.98	-	197,801	9.99
Other		69	0.02		370	0.02		439	0.02
Total United States		31,007	10.04		167,233	10.00		198,240	10.01
Total Special Purpose Vehicles		37,452	12.12		201,995	12.07		239,447	12.08
Total Residential Mortgage		37,452	12.12		201,995	12.07		239,447	12.08
Total Equity & Other Investments		97,767	31.65		527,300	31.50		625,067	31.53
Total Investments before Cash and Cash Equivalents, at fair value (cost
of $309,469; $1,669,104; $1,978,573, respectively)		312,998	101.33		1,688,136	100.84		2,001,134	100.92
State Street Institutional U.S. Government Money Market Fund - Opportunity Class (3)		1,831	0.59		12,337	0.74		14,168	0.71
Total Investments after Cash and Cash Equivalents, at fair value (cost
of $311,300; $1,681,441; $1,992,741, respectively)		314,829	101.92		1,700,473	101.58		2,015,302	101.63

(1) Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.

(2) As of September 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the consolidated financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies:

		Series I			Series II			Total
Country	Industry	Total commitments	Less: funded commitments	Total unfunded commitments	Total commitments	Less: funded commitments	Total unfunded commitments	Total commitments	Less: funded commitments	Total unfunded commitments
United States	Banking, Finance, Insurance & Real Estate	$4,523	$4,216	$307	$24,397	$22,742	$1,655	$28,920	$26,958	$1,962
	Total	$4,523	$4,216	$307	$24,397	$22,742	$1,655	$28,920	$26,958	$1,962

(3) This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities

Apollo Asset Backed Credit Company LLC

Consolidated Condensed Schedule of Investments (Unaudited)

September 30, 2026

(in thousands)

Derivative Assets, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
CDS (Multiple), Notional amount of $8,708; $45,565; $54,273, respectively	Credit Default Swaps	08/19/2029 - 10/10/2030	$6,351	2.06%	$34,252	2.05%	$40,603	2.05%
USD Currency, Notional amount of $39,103; $210,898; $250,001, respectively	Swaptions	2/26/2027	3	-	15	-	18	-
Forward Currency Contracts	Forwards		979	0.32	5,282	0.32	6,261	0.32
Total Derivative Assets, at fair value (cost of $6,483; $34,963; $41,446, respectively)			7,333	2.38%	$39,549	2.37%	$46,882	2.37%

Derivative Liabilities, at fair value
			Series I		Series II		Total
Contract name	Type	Maturity	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)	Fair Value	Fair Value as a % of Net Assets (1)
CDS (Multiple), Notional amount of $86; ($2,974); ($2,888), respectively	Credit Default Swaps	12/20/2029 - 06/20/2030	$(57)	(0.02)%	$(306)	(0.02)%	$(363)	(0.02)%
USD Currency, Notional amount of $54,744; $295,257; $350,001, respectively	Swaptions	2/26/2027	(3)	(0.00)	(17)	(0.00)	(20)	(0.00)
USD Currency, Notional amount of ($170,487); ($919,513); ($1,090,000), respectively	Interest Rate Swaps	03/07/2027 - 07/02/2029	$(2,639)	(0.85)	$(14,231)	(0.84)	$(16,870)	(0.84)
Total Derivative Liabilities, at fair value (cost of $98; $530; $628, respectively)			(2,699)	(0.87)%	$(14,554)	(0.86)%	$(17,253)	(0.86)%

(1) Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.

See notes to consolidated financial statements

Apollo Asset Backed Credit Company LLC
Consolidated Condensed Schedule of Investments (Unaudited)
December 31, 2025 (in thousands)

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value
Asset-Backed Securities
Capital Solutions
Cayman Islands
Banking, Finance, Insurance & Real Estate		$4,775	1.53%		$19,862	1.53%		$24,637	1.53%
Total Cayman Islands		4,775	1.53		19,862	1.53		24,637	1.53

Germany
Structured Finance		1,163	0.37		4,836	0.37		5,999	0.37
Total Germany		1,163	0.37		4,836	0.37		5,999	0.37

Ireland
Banking, Finance, Insurance & Real Estate		423	0.14		1,759	0.14		2,182	0.14
Total Ireland		423	0.14		1,759	0.14		2,182	0.14

Japan
Banking, Finance, Insurance & Real Estate		4,417	1.42		18,373	1.41		22,790	1.41
Total Japan		4,417	1.42		18,373	1.41		22,790	1.41

Luxembourg
Banking, Finance, Insurance & Real Estate		11,566	3.71		48,107	3.70		59,673	3.70
Total Luxembourg		11,566	3.71		48,107	3.70		59,673	3.70

United States
Banking, Finance, Insurance & Real Estate		17,188	5.50		71,495	5.49		88,683	5.50
Structured Finance		9,098	2.92		37,841	2.91		46,939	2.91
Media: Diversified & Production		7,305	2.34		30,388	2.34		37,693	2.34
Total United States		33,591	10.76		139,724	10.74		173,315	10.75
Total Capital Solutions		55,935	17.93		232,661	17.89		288,596	17.9

Commercial Mortgage
Cayman Islands
Structured Finance		8,898	2.85		37,011	2.85		45,909	2.85
Total Cayman Islands		8,898	2.85		37,011	2.85		45,909	2.85

United States
Banking, Finance, Insurance & Real Estate		3,750	1.21		15,598	1.20		19,348	1.20
Structured Finance		971	0.31		4,037	0.31		5,008	0.31
Total United States		4,721	1.52		19,635	1.51		24,356	1.51
Total Commercial Mortgage		13,619	4.37		56,646	4.36		70,265	4.36

Consumer Finance
United States
Automotive		7,682	2.46		31,953	2.46		39,635	2.46
Banking, Finance, Insurance & Real Estate		15,484	4.96		64,404	4.95		79,888	4.96
Consumer Goods: Durable		13,063	4.19		54,336	4.18		67,399	4.18
Total United States		36,229	11.61		150,693	11.59		186,922	11.60
Total Consumer Finance		36,229	11.61		150,693	11.59		186,922	11.60

Financial Assets
Cayman Islands
Structured Finance		2,325	0.75		9,672	0.74		11,997	0.74
Total Cayman Islands		2,325	0.75		9,672	0.74		11,997	0.74

Ireland
Structured Finance		135	0.04		560	0.04		695	0.04
Total Ireland		135	0.04		560	0.04		695	0.04

United States
Banking, Finance, Insurance & Real Estate		1,133	0.36		4,711	0.36		5,844	0.36
Structured Finance		7,488	2.40		31,148	2.40		38,636	2.40
Total United States		8,621	2.76		35,859	2.76		44,480	2.76
Total Financial Assets		11,081	3.55		46,091	3.54		57,172	3.54

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value (continued)
Hard Assets
Canada
Structured Finance		$1,065	0.34%		$4,431	0.34%		$5,496	0.34%
Total Canada		1,065	0.34		4,431	0.34		5,496	0.34

United Kingdom
Transportation: Consumer		4,163	1.33		17,314	1.33		21,477	1.33
Total United Kingdom		4,163	1.33		17,314	1.33		21,477	1.33

United States
Aerospace & Defense		1,269	0.41		5,279	0.41		6,548	0.41
High Tech Industries		13,359	4.28		55,562	4.27		68,921	4.28
Structured Finance		2,750	0.89		11,440	0.88		14,190	0.87
Total United States		17,378	5.58		72,281	5.56		89,659	5.56
Total Hard Assets		22,606	7.25		94,026	7.23		116,632	7.23

Residential Mortgage
Australia
Banking, Finance, Insurance & Real Estate		4,374	1.40		18,192	1.40		22,566	1.40
Total Australia		4,374	1.40		18,192	1.40		22,566	1.40

United States
Banking, Finance, Insurance & Real Estate		19,436	6.23		80,844	6.22		100,280	6.22
Construction & Building		18,390	5.90		76,494	5.88		94,884	5.89
Structured Finance		1,121	0.36		4,662	0.37		5,783	0.36
Total United States		38,947	12.49		162,000	12.47		200,947	12.47
Total Residential Mortgage		43,321	13.89		180,192	13.87		223,513	13.87

Total Asset-Backed Securities		182,791	58.60		760,309	58.48		943,100	58.50

Equity & Other Investments
Capital Solutions
Special Purpose Vehicles
United States
Structured Finance		8,423	2.70		35,036	2.69		43,459	2.70
Total United States		8,423	2.70		35,036	2.69		43,459	2.70
Total Special Purpose Vehicles		8,423	2.70		35,036	2.69		43,459	2.70
Total Capital Solutions		8,423	2.70		35,036	2.69		43,459	2.70

Consumer Finance
CLO Warehouse - Equity
United States
Banking, Finance, Insurance & Real Estate		2,232	0.72		9,283	0.71		11,515	0.71
Total United States		2,232	0.72		9,283	0.71		11,515	0.71
Total CLO Warehouse - Equity		2,232	0.72		9,283	0.71		11,515	0.71

Special Purpose Vehicles
Luxembourg
Banking, Finance, Insurance & Real Estate		208	0.07		865	0.07		1,073	0.07
Total Luxembourg		208	0.07		865	0.07		1,073	0.07

United States
Banking, Finance, Insurance & Real Estate		7,715	2.47		32,091	2.47		39,806	2.47
Total United States		7,715	2.47		32,091	2.47		39,806	2.47
Total Special Purpose Vehicles		7,923	2.54		32,956	2.54		40,879	2.54
Total Consumer Finance		10,155	3.26		42,239	3.25		52,394	3.25

	Series I			Series II			Total
Description	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)	Principal Amount /Shares	Fair Value	Fair Value as a % of Net Assets (1)
Investments, at fair value (continued)
Financial Assets
CLO Preferred Equity
Jersey
Structured Finance		$359	0.12%		$1,491	0.11%		$1,850	0.11%
Total Jersey		359	0.12		1,491	0.11		1,850	0.11
Total CLO Preferred Equity		359	0.12		1,491	0.11		1,850	0.11

CLO Warehouse - Equity
Ireland
Structured Finance		11,914	3.82		49,560	3.81		61,474	3.81
Total Ireland		11,914	3.82		49,560	3.81		61,474	3.81
United States
Structured Finance
ABC Holdings 5 Hollywood, LLC	19,285	19,285	6.18	80,215	80,215	6.17	99,500	99,500	6.17
Other		15,346	4.92		63,831	4.91		79,177	4.91
Total United States		34,631	11.10		144,046	11.08		178,677	11.08
Total CLO Warehouse - Equity		46,545	14.92		193,606	14.89		240,151	14.89

Special Purpose Vehicles
Cayman Islands
Media: Diversified & Production		4,351	1.39		18,097	1.39		22,448	1.39
Total Cayman Islands		4,351	1.39		18,097	1.39		22,448	1.39

United States
Media: Diversified & Production		1,679	0.54		6,983	0.54		8,662	0.54
Total United States		1,679	0.54		6,983	0.54		8,662	0.54
Total Special Purpose Vehicles		6,030	1.93		25,080	1.93		31,110	1.93
Total Financial Assets		52,934	16.97		220,177	16.93		273,111	16.93

Residential Mortgage
Special Purpose Vehicles
Luxembourg
Construction & Building		570	0.18		2,369	0.18		2,939	0.18
Structured Finance		3,178	1.02		13,218	1.02		16,396	1.02
Total Luxembourg		3,748	1.20		15,587	1.20		19,335	1.20

United States
Structured Finance
A-A Mortgage Investor LLC	47,234	47,234	15.14	196,469	196,469	15.11	243,703	243,703	15.12
Other		504	0.16		2,099	0.17		2,603	0.17
Total United States		47,738	15.30		198,568	15.28		246,306	15.29
Total Special Purpose Vehicles		51,486	16.50		214,155	16.48		265,641	16.49
Total Residential Mortgage		51,486	16.50		214,155	16.48		265,641	16.49

Total Equity & Other Investments		122,998	39.43		511,607	39.35		634,605	39.37

Total Investments before Cash and Cash Equivalents, at fair value (cost
of $300,563; $1,254,976; $1,555,539, respectively)		305,789	98.03%		1,271,916	97.83%		1,577,705	97.87%

State Street Institutional U.S. Government Money Market Fund - Opportunity Class (2)		640	0.21		2,862	0.22		3,502	0.22
Total Investments after Cash and Cash Equivalents, at fair value (cost
of $301,476; $1,258,773; $1,560,249, respectively)		306,429	98.24%		1,274,778	98.05%		1,581,207	98.09%

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

The Company is conducting a continuous private offering of our shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer ten types of Investor Shares in Series I and thirteen types of Investor Shares in Series II. For Series I, these are: A-I Shares and A-II Shares, F-I Shares, F-S Shares, I Shares, P-I Shares, P-S Shares, S Shares, T-I Shares, T-S Shares, (collectively, the “Series I Investor Shares”). For Series II, these are: A-I Shares and A-II Shares, BD Shares, F-I Shares, F-I (Acc) Shares, F-S Shares, I Shares, I (Acc) Shares, P-I Shares, P-S Shares, S Shares, T-I Shares, T-S Shares, (collectively, the “Series II Investor Shares” and, together with the Series I Investor Shares, the “Investor Shares”). The F-I (Acc) Shares and I (Acc) Shares were offered beginning May 1, 2026. We may offer additional types of Investor Shares in the future. The share types have different upfront selling commissions and ongoing distribution fees and shareholder servicing fees.

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

Investment/Asset Type Reclassification — During the quarter ended June 30, 2026, the Company changed the investment/asset type classification to align with Apollo’s business strategy (as disclosed in our Annual Report). The Condensed Consolidated Schedule of Investments as of December 31, 2025, as well as the asset type composition of investments at fair value as of December 31, 2025 disclosed in Note 3 to the consolidated financial statements, have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of September 30, 2026.

Repurchase Agreement — The Company has entered into, and may in the future enter into, repurchase agreements under the terms of a Master Repurchase Agreement with selected commercial banks and broker-dealers. Under these agreements, the Company sells eligible participation interests, which represent 100% of the beneficial ownership interests in pools of underlying mortgage loans, to the counterparty in exchange for cash, subject to the Company's obligation to repurchase, and the counterparty's obligation to sell, such eligible participation interests at an agreed-upon date and price. The mortgage loan documents relating to the underlying mortgage loans are held by a custodian appointed under a separate custodial agreement.

The Company had an outstanding repurchase agreement as of September 30, 2026. Under the Master Repurchase Agreement with Bank of America, N.A., dated as of December 19, 2025, the Company sold collateral consisting of underlying mortgage loans. The value of the related collateral that the Company sold for this agreement was $243.7 million at December 31, 2025. The value of the related collateral that the Company sold for this agreement was $197.8 million at September 30, 2026. As of September 30, 2026 and December 31, 2025 the repurchase liability was $148.5 and $171.4 million, respectively, which is reflected as "repurchase agreement" on the Statement of Assets and Liabilities.

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

Cash and Cash Equivalents — As of September 30, 2026 and December 31, 2025, cash and cash equivalents were comprised of cash on hand and money market funds sponsored by a U.S. financial institution. As of September 30, 2026, Series I, Series II and the Company held $1,831, $12,337 and $14,168, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund. As of December 31, 2025, Series I, Series II and the Company held $640, $2,862 and $3,502, respectively, in money market funds, all of which were held in the State Street Institutional U.S. Government Money Market Fund.

Organizational and Offering Expenses — Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II and the Company incurred organizational expenses of $-, $- and $-, respectively, for the three months ended September 30, 2026. Series I, Series II and the Company incurred organizational expenses of $30, $144 and $174, respectively, for the nine months ended September 30, 2026. Series I, Series II and the Company incurred organizational expenses of $-, $- and $-, respectively, for the three months ended September 30, 2025. Series I, Series II and the Company incurred organizational expenses of $25, $77 and $102, respectively, for the nine months ended September 30, 2025.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses were accounted for as deferred costs until operations begin and then became amortized. Series I, Series II and the Company incurred deferred offering expenses of $22, $116 and $138, respectively, for the three months ended September 30, 2026. Series I, Series II and the Company incurred deferred offering expenses of $68, $337 and $405, respectively, for the nine months ended September 30, 2026. Series I, Series II and the Company incurred deferred offering expenses of $35, $125 and $160, respectively, for the three months ended September 30, 2025. Series I, Series II and the Company incurred deferred offering expenses of $115, $365 and $480, respectively, for the nine months ended September 30, 2025.

The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 6.

Investment Income — The Company records dividend income and accrues interest income pursuant to the terms of the respective Asset-Backed Finance Assets, unless, in the case of dividend income, the Company determines that the Asset-Backed Finance Assets do not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind (“PIK”) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Asset-Backed Finance Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and records any interest income, dividend income, realized gains or returns of capital accordingly. For both the three and nine months ended September 30, 2026 and September 30, 2025, investment income was comprised of interest income and dividend income from Asset-Backed Finance Assets and cash and cash equivalents.

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

The Company uses futures to hedge some or all of the Company’s fixed rate debt. Depending on the nature of the balance, the fair value of a given futures contract is either included within derivative assets, at fair value or derivative liabilities, at fair value on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the futures is offset by a change in the fair value of the fixed rate debt. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the futures contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2026, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $-, $- and $-, respectively, against futures contracts. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $1,180, $4,907 and $6,087, respectively, against futures contracts.

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the fair value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets, other accrued expenses and liabilities, or cash and cash equivalents, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2026, Series I, Series II and the Company received cash collateral from counterparties in amounts of $336, $1,814 and $2,150, respectively, against foreign currency forward contracts. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $888, $3,692 and $4,580, respectively, against foreign currency forward contracts. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company uses credit default swap (“CDS”) contracts whereby the buyer of the CDS contract agrees to pay a specified fixed charge to the seller of the CDS contract in return for the right to put the debt of the debtor named in the CDS contract to the seller of the CDS contract at par value of the referred debt instrument in the event of a "credit event" as defined by the CDS contract which may include, but is not limited to, bankruptcy of the debtor or when the debtor defaults in payment. The buyer's obligation under the CDS contract is fixed at the date the contract is entered into. The seller's potential liability under the CDS contract is open-ended and can be equal to the entire notional amount of the contract. Depending on the nature of the balance, the fair value of CDS contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the CDS contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2026, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $4,580, $24,705 and $29,285, respectively, against CDS contracts. As of December 31, 2025, Series I, Series II and the Company posted cash collateral to counterparties in amounts of $884, $3,678 and $4,562, respectively, against CDS contracts. The Company does not utilize hedge accounting with respect to CDS contracts and as such, the Company recognizes its CDS contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

The Company enters into various swap contracts as part of its investment strategies. Cash flows are exchanged based on the underlying assets or index of the swap. The terms of swap contracts can vary greatly. Swap agreements are carried at fair value in the accompanying Consolidated Statements of Assets and Liabilities and changes in fair value are reflected in the accompanying Consolidated Statements of Operations as net change in unrealized gain (loss) on derivatives. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the swap contracts are included in prepaid expenses and other assets, other accrued expenses and liabilities, or cash and cash equivalents, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of September 30, 2026, Series I, Series II and the Company posted collateral to counterparties in amounts of $77, $413 and $490, respectively, against swap contracts. As of December 31, 2025, Series I, Series II and the Company posted collateral to counterparties in amounts of $95, $394 and $489, respectively, against swap contracts. The Company recognizes its swap contracts at fair value with changes included in the net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Asset-Backed

Finance Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for both the three and nine months ended September 30, 2026 and September 30, 2025. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

Calculation of NAV—The NAV per Share of each Series is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets) attributable to such Series less the value of any liabilities of such Series, by the total number of Shares outstanding of such Series.

Segment Reporting—The Company operates as one operating segment and reporting unit, investment management. The chief operating decision maker (“CODM”) is the President of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include net increase (decrease) in net assets resulting from operations, which includes net investment income, that is reported on the Consolidated Statement of Operations. The Company determined that there are no separate segment disclosures, as the segment expenses are disclosed on the Consolidated Statement of Operations and segment assets are disclosed on the Consolidated Statements of Assets and Liabilities.

Recent Accounting Pronouncements—Income Statement - Reporting Comprehensive Income—In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public business entities to provide more detailed disclosures about the nature of their expenses in the footnotes to the financial statements. The guidance is mandatorily effective for the Company for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, but early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements. There are no other standards, interpretations or amendments to existing standards that are newly effective for the current reporting year that would be expected to have a material impact on the Company.

Fair Value Measurement - Investment Companies with Equity Securities Subject to Contractual Sale Restrictions—In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

3.
FAIR VALUE MEASUREMENT AND DISCLOSURES

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of September 30, 2026:

	Series I					Series II					Total
Description	Level I	Level II	Level III	Invt. at NAV (1)	Total	Level I	Level II	Level III	Invt. at NAV (1)	Total	Level I	Level II	Level III	Invt. at NAV (1)	Total
Investments, at fair value
Asset-Backed Securities	$-	$22,332	$192,899	$-	$215,231	$-	$120,452	$1,040,384	$-	$1,160,836	$-	$142,784	$1,233,283	$-	$1,376,067
Equity & Other Investments	-	235	28,295	69,237	97,767	-	1,265	152,609	373,426	527,300	-	1,500	180,904	442,663	625,067
Total Investments, at fair value	$-	$22,567	$221,194	$69,237	$312,998	$-	$121,717	$1,192,993	$373,426	$1,688,136	$-	$144,284	$1,414,187	$442,663	$2,001,134

Derivative Assets, at fair value
Credit Default Swaps	$-	$-	$6,351	$-	$6,351	$-	$-	$34,252	$-	$34,252	$-	$-	$40,603	$-	$40,603
Swaptions	-	3	-	-	3	-	15	-	-	15	-	18	-	-	18
Forward Currency Contracts	-	979	-	-	979	-	5,282	-	-	5,282	-	6,261	-	-	6,261
Total Derivative Assets, at fair value	$-	$982	$6,351	$-	$7,333	$-	$5,297	$34,252	$-	$39,549	$-	$6,279	$40,603	$-	$46,882

Derivative Liabilities, at fair value
Credit Default Swaps	$-	$57	$-	$-	$57	$-	$306	$-	$-	$306	$-	$363	$-	$-	$363
Swaptions	-	3	-	-	3	-	17	-	-	17	-	20	-	-	20
Interest Rate Swaps	-	2,639	-	-	2,639	-	14,231	-	-	14,231	-	16,870	-	-	16,870
Total Derivative Liabilities, at fair value	$-	$2,699	$-	$-	$2,699	$-	$14,554	$-	$-	$14,554	$-	$17,253	$-	$-	$17,253
Total	$-	$20,850	$227,545	$69,237	$317,632	$-	$112,460	$1,227,245	$373,426	$1,713,130	$-	$133,310	$1,454,790	$442,663	$2,030,763

(1)
Investments at fair value at Series I, Series II and the Company were measured at NAV per share (or its equivalent) and have not been classified in the fair value hierarchy.

Cash and cash equivalents at Series I, Series II and the Company include money market funds of $1,831, $12,337 and $14,168, respectively, which are considered Level I assets.

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

Transfers of investments between levels, if any, are recorded at the end of the period. There were transfers into Series I, Series II and the Company for $-, $- and $-, respectively, and transfers out of Series I, Series II and the Company for $(11,141), $(46,350) and $(57,491), respectively, of the Company’s investments that are classified as Level III investments for the three months ended September 30, 2026. There were transfers into Series I, Series II and the Company for $-, $- and $-, respectively, and transfers out of Series I, Series II and the Company for $(11,468), $(47,702) and $(59,170), respectively, of the Company’s investments that are classified as Level III investments for the nine months ended September 30, 2026.

The following tables show changes in the fair value of our Level III investments during the three and nine months ended September 30, 2026:

Description	Series I	Series II	Total
Balance as of June 30, 2026	$237,892	$1,242,794	$1,480,686
Purchases	89,279	535,330	624,609
Sales	(86,724)	(495,230)	(581,954)
Net realized gain (loss)	(43)	(224)	(267)
Net change in unrealized gain (loss)	(1,718)	(9,075)	(10,793)
Transfers into Level III	-	-	-
Transfers out of Level III	(11,141)	(46,350)	(57,491)
Balance as of September 30, 2026	$227,545	$1,227,245	$1,454,790

Description	Series I	Series II	Total
Balance as of December 31, 2025	$207,000	$861,004	$1,068,004
Purchases	246,093	1,612,575	1,858,668
Sales	(210,150)	(1,181,742)	(1,391,892)
Net realized gain (loss)	85	541	626
Net change in unrealized gain (loss)	(4,015)	(17,431)	(21,446)
Transfers into Level III	-	-	-
Transfers out of Level III	(11,468)	(47,702)	(59,170)
Balance as of September 30, 2026	$227,545	$1,227,245	$1,454,790

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the three months ended September 30, 2026 attributable to Level III investments still held at September 30, 2026 for Series I, Series II and the Company were $(1,718), $(9,075) and $(10,793), respectively.

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the nine months ended September 30, 2026 attributable to Level III investments still held at September 30, 2026 for Series I, Series II and the Company were $(4,015), $(17,431) and $(21,446), respectively.

Transfers of investments between levels, if any, are recorded at the end of the period. There were no transfers out of the Company’s investments that are classified as Level III investments for the three months ended September 30, 2025. There were transfers in for $34,264, $106,214 and $140,478 of the Company’s investments that are classified as Level III investments for the three and nine months ended September 30, 2025. Transfers out of Series I, Series II and the Company were $(27), $(67) and $(94), respectively, of the Company’s investments that are classified as Level III investments for the nine months ended September 30, 2025.

The following tables show changes in the fair value of our Level III investments during the three and nine months ended September 30, 2025

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

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations for the nine months ended September 30, 2025 attributable to Level III investments still held at September 30, 2025 for Series I, Series II and the Company were $(2,359), $3,095 and $736, respectively.

The following table provides quantitative measures used to determine the fair values of the Level III investments as of September 30, 2026:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset-Backed Securities	$112,549	$607,024	$719,573	DCF	Discounted Rate	4.86% - 23.5%	8.62%
Asset-Backed Securities	34,418	185,631	220,049	Transactional Value	Cost
Asset-Backed Securities	44,038	237,512	281,550	Broker Quote
Asset-Backed Securities	53	287	340	Recoverability | Guideline Public Company | Option Model	Estimated Proceeds | TEV/LTM Revenue Multiple | Volatility	$0.00 | 4.00x | 55.00%
Asset-Backed Securities	1,839	9,919	11,758	Cost Approach
Asset-Backed Securities	2	11	13	Guideline Public Company	P/E Multiple	5.25x
Equity & Other Investments	145	781	926	DCF	Discounted Rate	11.25%	11.25%
Equity & Other Investments	24,667	133,038	157,705	Transactional Value	Cost
Equity & Other Investments	3,483	18,790	22,273	Broker Quote
Derivative Assets, at fair value	6,351	34,252	40,603	Broker Quote
Total	$227,545	$1,227,245	$1,454,790

The following table provides quantitative measures used to determine the fair values of the Level III investments as of December 31, 2025:

	Level III Fair Value			Valuation	Unobservable	Range	Weighted
Asset Type	Series I	Series II	Total	Technique	Inputs		Average
Asset-Backed Securities	$58,262	$242,337	$300,599	DCF	Discounted Rate	4.75% - 17.00%	7.99%
Asset-Backed Securities	10,131	42,137	52,268	Transactional Value	Cost
Asset-Backed Securities	81,172	337,630	418,802	Broker Quote
Asset-Backed Securities	3	13	16	Guideline Public Company | Option Model	P/E | Volatility
Equity & Other Investments	31,199	129,775	160,974	Transactional Value	Cost
Equity & Other Investments	17,578	73,114	90,692	Broker Quote
Derivative Assets, at fair value	8,655	35,998	44,653	Broker Quote
Total	$207,000	$861,004	$1,068,004

4.
DERIVATIVE INSTRUMENTS

The following tables present the fair value of the derivative assets and liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of September 30, 2026:

Derivative Assets, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	6,351	34,252	40,603
Interest Rate Risk	Swaptions	3	15	18
Currency Risk	Forwards	979	5,282	6,261
Total		$7,333	$39,549	$46,882

Derivative Liabilities, at Fair Value(1),(2)
		Fair Value
Primary Underlying Risk	Derivative	Series I	Series II	Total
Credit Risk	Credit Default Swaps	57	306	363
Interest Rate Risk	Interest Rate Swaps	2,639	14,231	16,870
Interest Rate Risk	Swaptions	3	17	20
Total		$2,699	$14,554	$17,253

(1)
See Note 2 for additional information on the Company’s purposes for entering into different types of derivatives and how they are recorded.
(2)
Approximately $4,657, $25,118 and $29,775 of collateral has been posted as of September 30, 2026 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $336, $1,814 and $2,150 of collateral has been received as of September 30, 2026 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

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

(2) Approximately $3,047, $12,671 and $15,718 of collateral has been posted as of December 31, 2025 for Series I, Series II and the Company, respectively, with counterparties related to derivative contracts. Approximately $-, $- and $- of collateral has been received as of December 31, 2025 for Series I, Series II and the Company, respectively, related to derivative contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of these contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

The following tables present the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2026:

		For the Three Months ended September 30, 2026
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$7,193	$38,942	$46,135	$6	$34	$40	$(6)	$(26)	$(32)
Currency Risk	Forward	44,135	239,084	283,219	-	-	-	334	1,912	2,246
Interest Rate Risk	Interest Rate Swap	138,767	751,233	890,000	-	-	-	(1,611)	(8,869)	(10,480)
Market Risk	Swaptions	93,513	506,487	600,000	-	-	-	(50)	(305)	(355)
Interest Rate Risk	Futures	-	-	-	-	-	-	-	-	-
Total					$6	$34	$40	$(1,333)	$(7,288)	$(8,621)

		For the Nine Months ended September 30, 2026
		Average Notional / Contracts (1)			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$5,850	$29,228	$35,078	$6	$34	$40	$123	$(680)	$(557)
Currency Risk	Forward	41,530	210,044	251,574	-	-	-	1,161	6,037	7,198
Interest Rate Risk	Interest Rate Swaps	46,122	233,323	279,445	-	-	-	(2,892)	(15,273)	(18,165)
Market Risk	Swaptions	97,801	502,199	600,000	-	-	-	(310)	(1,661)	(1,971)
Interest Rate Risk	Futures (1)	38,914	164,836	203,750	(952)	(4,407)	(5,359)	779	3,242	4,021
Total					$(946)	$(4,373)	$(5,319)	$(1,139)	$(8,335)	$(9,474)

(1) For Futures, average notional is calculated as a three-month average to reflect the full period during which the instrument was active prior to its sale in Q1.

The following tables present the gains (losses) recognized on derivatives, by contract type, included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025:

		For the Three Months ended September 30, 2025
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$9,793	$34,757	44,550	$-	$-	$-	$97	$345	$442
Currency Risk	Forward	45,242	$160,576	205,818	-	-	-	778	2,848	$3,626
Interest Rate Risk	Interest Rate Swap	63,768	226,232	290,000	-	-	-	214	743	$957
Interest Rate Risk	Futures	207,572	736,228	943,800	(367)	(1,309)	$(1,676)	388	1,426	$1,814
Total					$(367)	$(1,309)	$(1,676)	$1,477	$5,362	$6,839

		For the Nine Months ended September 30, 2025
		Average Notional / Contracts			Net realized gain (loss) on derivatives			Net change in unrealized gain (loss) on derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Risk	Credit Default Swaps	$8,741	$28,031	$36,772	$-	$-	$-	$156	$529	$685
Currency Risk	Forward	23,070	77,657	100,727	(162)	(516)	(678)	(313)	(457)	$(770)
Interest Rate Risk	Interest Rate Swap	39,436	130,008	169,444	665	1,925	2,590	194	749	$943
Interest Rate Risk	Futures	303,748	942,797	1,246,545	(458)	(1,604)	(2,062)	(1,840)	(5,297)	$(7,137)
Total					$45	$(195)	$(150)	$(1,803)	$(4,476)	$(6,279)

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of financial and derivative assets and liabilities as of September 30, 2026:

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and Net Amounts Presented in the accompanying Consolidated Statements of Assets and Liabilities			Financial Instruments			Collateral Received			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$7,333	$39,549	$46,882	$-	$-	$-	$-	$-	$-	$7,333	$39,549	$46,882
Total	$7,333	$39,549	$46,882	$-	$-	$-	$-	$-	$-	$7,333	$39,549	$46,882

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities

	Gross and Net Amounts Presented in the accompanying Consolidated Statements of Assets and Liabilities			Financial Instruments			Collateral Pledged			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivatives, at fair value	$(2,699)	$(14,554)	$(17,253)	$-	$-	$-	$2,699	$14,554	$17,253	$-	$-	$-
Total	$(2,699)	$(14,554)	$(17,253)	$-	$-	$-	$2,699	$14,554	$17,253	$-	$-	$-

As of September 30, 2026, the gross amount of derivative assets presented in the Consolidated Statements of Assets and Liabilities in the amount of $-, $- and $- for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement. As of September 30, 2026, the gross amount of derivative liabilities presented in the Consolidated Statements of Assets and Liabilities in the amount of $-, $- and $- for Series I, Series II and the Company, respectively, are not subject to an enforceable master netting agreement.

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

The Company's outstanding debt obligations as of September 30, 2026 were as follows:

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

(1)
The carrying amount outstanding under these debt obligations approximate their fair values as of September 30, 2026.

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

(1) The carrying amount outstanding under these debt obligations approximate their fair values as of December 31, 2025.

Promissory Notes

The below table reflects the maturity and fair value of our Promissory Notes as of September 30, 2026.

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

Repurchase Agreement

The below table reflects the characteristics of our Repurchase Agreement as of September 30, 2026.

					Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value
					Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
	Counterparty	Interest Rate	Maturity Date	Collateral Type
Repurchase Agreement	Bank of America, N.A.	SOFR+130	N/A	Real Estate (Residential Mortgage Loans)	$67,837	$282,163	$350,000	$23,227	$125,276	$148,503	$44,610	$156,887	$201,497	$23,227	$125,276	$148,503
				Total	$67,837	$282,163	$350,000	$23,227	$125,276	$148,503	$44,610	$156,887	$201,497	$23,227	$125,276	$148,503

The below table reflects the characteristics of our Repurchase Agreement as of December 31, 2025.

					Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value
					Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
	Counterparty	Interest Rate	Maturity Date	Collateral Type
Repurchase Agreement	Bank of America, N.A.	SOFR+130	N/A	Real Estate (Residential Mortgage Loans)	$67,837	$282,163	$350,000	$33,228	$138,210	$171,438	$34,609	$143,954	$178,562	$33,228	$138,210	$171,438
				Total	$67,837	$282,163	$350,000	$33,228	$138,210	$171,438	$34,609	$143,954	$178,562	$33,228	$138,210	$171,438

The maturity date for repurchase agreement, previously presented as 9/39/2026, is presented as “N/A” in the current period. The instrument does not have a stated maturity date and may be terminated only upon the occurrence of certain events as defined in the governing agreement

ACMP Holdings, LLC Facility

The ACMP Holdings, LLC Facility is an uncommitted revolving credit facility which is reported at amortized cost and reflected within notes payable on the Company's Consolidated Statements of Assets and Liabilities. This facility pays interest on the principal balance at SOFR + 300 bps payable on a monthly basis. The legal maturity date of this facility is February 22, 2027.

6.
RELATED PARTY CONSIDERATIONS

Operating Agreement

The Company has entered into an operating agreement (as amended, restated or supplemented, the “Operating Agreement”), with the Operating Manager. Pursuant to the Operating Agreement, the Operating Manager is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making recommendations to the Company related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations. The Operating Manager or an affiliate may rebate, waive or reduce the Management Fee (as defined below) charged to certain Shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the Shareholder or by way of rebate to the relevant Shareholder’s account.

Management Fee

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end net asset value (“NAV”) attributable to S Shares, I Shares and I (Acc) Shares, (ii) 0.85% per annum of the month-end NAV attributable to F-S Shares and F-I Shares (the “Founder Shares”) and the F-I (Acc) Shares, (iii) 1.00% per annum of the month-end NAV attributable to the T-S Shares and T-I Shares which commenced November 1, 2025, (iv) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares which commenced November 1, 2025, (v) 1.00% per annum of the month-end NAV attributable to the BD Shares which commenced November 1, 2025, (vi) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (vii) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee will not be reduced for any Other Fees (as defined below). In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee (as defined below), combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on the Series I E Shares and V Shares and Series II E Shares and V Shares (collectively, the “Apollo Shares”), and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares. The Operating Manager or an affiliate may rebate, waive or reduce the Management Fee charged to certain Shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the Shareholder or by way of rebate to the relevant Shareholder’s account. The Management Fee may alternatively, in the discretion of the Operating Manager, instead be paid in whole or in part by the Company’s subsidiaries, in which case it shall result in a change in the cash or retained earnings of such subsidiaries. Such Management Fee is calculated based on the Company’s Transactional Net Asset Value, which is used to determine the price at which the Company sells and repurchases its Shares.

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

For the three months ended September 30, 2026, the Operating Manager earned Management Fees of $714, $3,846 and $4,560 from Series I, Series II and the Company, respectively, net of a $85 Special Fees offset reversal. For the nine months ended September 30, 2026, the Operating Manager earned Management Fees of $2,046, $10,282 and $12,328 from Series I, Series II and the Company, respectively, net of a $342 Special Fees offset. For the three months ended September 30, 2025, the Operating Manager earned Management Fees of $252, $690 and $942 from Series I, Series II and the Company, respectively, with no Special Fees offset. For the nine months ended September 30, 2025, the Operating Manager earned Management Fees of $517, $1,365 and $1,882 from Series I, Series II and the Company, respectively, with no Special Fees offset.

The Operating Manager or an affiliate may rebate, waive, or reduce the Management Fee charged to certain Shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the Shareholder or by way of rebate to the relevant Shareholder’s account. As of December 31, 2025, the Company indirectly invested $40,000 into the equity of Redding Ridge Holdings, LP (“RRH”), which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo or its affiliates. The Operating Manager has reduced Management Fees payable by the Company through a reduction in the net asset value used to calculate the Management Fee equivalent to the fair value of the Company’s investment in RRH. As of September 30, 2026, the Company's invested equity increased to $51,075.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager will be entitled to receive a performance fee (the “Performance Fee”) equal to (i) 10.0% of the total return with respect to S Shares, I Shares, I (Acc) Shares, P-S Shares, P-I Shares, T-S Shares, T-I Shares, and BD Shares, (ii) 7.5% of the total return with respect to F-S Shares, F-I Shares or F-I (Acc) Shares, (iii) 5.0% of the total return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The Performance Fee will not be paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares. Such Performance Fee is calculated based on the Company’s Transactional Net Asset Value.

For the three months ended September 30, 2026, the Operating Manager accrued Performance Fees of $-, $- and $- from Series I, Series II and the Company, respectively. For the nine months ended September 30, 2026, the Operating Manager accrued Performance Fees of $-, $- and $- from Series I, Series II and the Company, respectively.

For the three months ended September 30, 2025, the Operating Manager accrued Performance Fees of $431, $1,534 and $1,965 from Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager accrued Performance Fees of $903, $2,788 and $3,691 from Series I, Series II and the Company, respectively.

As of December 31, 2025, the Company indirectly invested $40,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. As a result, the Operating Manager has reduced the Performance Fees payable by the Company through a reduction in the Total Return used to calculate the Performance Fee equivalent to the Company’s profit from its investment in RRH. As of September 30, 2026, the Company's invested equity increased to $51,075.

Operating Expenses

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended September 30, 2026, these expenses were $94, $508 and $602 for Series I, Series II and the Company, respectively, and are included in general and administration expenses in the Consolidated Statements of Operations. For the nine months ended September 30, 2026, these expenses were $309, $1,546 and $1,855 for Series I, Series II and the Company, respectively, and are included in general and administration expenses in the Consolidated Statements of Operations. For the three months ended September 30, 2025, these expenses were $149, $529 and $678 for Series I, Series II and the Company, respectively, and are included in general and administration expenses in the Consolidated Statements of Operations. For the nine months ended September 30, 2025, these expenses were $327, $1,062 and $1,389 for Series I, Series II and the Company, respectively, and are included in general and administration expenses in the Consolidated Statements of Operations.

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

For the three months ended September 30, 2026, the Company reimbursed the Operating Manager for Expense Support in the amount of $61, $336 and $397 for amounts owed by Series I, Series II and the Company, respectively. For the nine months ended September 30, 2026, the Company reimbursed the Operating Manager for Expense Support (net of expense support provided) in the amount of $-, $92 and $92 for amounts owed by Series I, Series II and the Company, respectively. For the three months ended September 30, 2025, the Operating Manager agreed to provide Expense Support (net of reimbursement) of $282, $1,001 and $1,283 for amounts owed by Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager agreed to provide Expense Support (net of reimbursement) of $1,158, $3,666 and $4,824 for amounts owed by Series I, Series II and the Company, respectively.

As of September 30, 2026, total Due to the Operating Manager for total Expense Support outstanding was $2,513, $11,897 and $14,410 for Series I, Series II and the Company, respectively. As of December 31, 2025, total Due to the Operating Manager for total Expense Support outstanding was $2,778, $11,555 and $14,333 for Series I, Series II and the Company, respectively.

The below table breaks out the year in which the balance of expense support provided by the Operating Manager to Series I, Series II and the Company, respectively, expires subject to the three year rolling window.

Expires during the year ending December 31, 2027			Expires during the year ending December 31, 2028			Expires during the year ending December 31, 2029
Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
$-	$-	$-	$691	$4,942	$5,633	$1,078	$7,699	$8,777

Dealer Manager Agreement

The Company has entered into a dealer manager agreement (as amended, restated or supplemented, the “Dealer Manager Agreement”) with Apollo Global Securities, LLC (the “Dealer Manager”), an affiliate of the Operating Manager. The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share, F-S Share, T-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares, T-S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I Shares, A-II Shares, I Shares, I (Acc) Shares, P-I Shares, T-I Shares, F-I Shares, F-I (Acc) Shares or BD Shares. Such distribution fee and shareholder servicing fees are calculated based on the Company's Transactional Net Asset Value.

The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers. The E Shares and V Shares will not incur any upfront selling costs or ongoing servicing costs.

For the three months ended September 30, 2026, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $-, $- and $-, respectively. For the nine months ended September 30, 2026, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $320, $903 and $1,223, respectively. For the three months ended September 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $114, $246 and $360, respectively. For the nine months ended September 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $254, $513 and $767, respectively.

Restricted Stock Grants

The Company's board of directors approved the Apollo Asset Backed Credit Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors. As of September 3, 2024, the Company granted 5,930 shares with a grant date fair value of $150. As of December 2, 2024, the Company granted 1,934 shares with a grant date fair value of $50. As of September 2, 2025, the Company granted 7,950 shares with a grant date fair value of $200. As of September 1, 2026, the Company granted 8,066 shares with a grant date fair value of $200. As of September 30, 2026, the shares granted in 2024 and 2025 have vested, while the shares granted in 2026 remain unvested and no shares have been forfeited.

Investment Transactions

In connection with its investment activities, the Company may, from time to time, engage in certain transactions including purchases and sales from or with affiliates of the Operating Manager. For the three months ended September 30, 2026, the Company received $20,004 of sales proceeds and deployed $68,360 in purchase payments with affiliates of the Operating Manager. For the nine months ended September 30, 2026, the Company received $117,558 of sales proceeds and deployed $69,618 in purchase payments with affiliates of the Operating Manager. For the three months ended September 30, 2025, the Company received $- of sales proceeds and deployed $20,682 in purchase payments with affiliates of the Operating Manager. For the nine months ended September 30, 2025, the Company received $35,966 of sales proceeds and deployed $200,332 in purchase payments with affiliates of the Operating Manager.

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

For the three months ended September 30, 2026, an aggregate of $817 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, of which $85 is a Special Fee reversal for the Company. For the nine months ended September 30, 2026, an aggregate of $2,097 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, of which $342 is a Special Fee offset for the Company. For the three months ended September 30, 2025, an aggregate of $282 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company. For the nine months ended September 30, 2025, an aggregate of $1,324 of fees were paid by the Company’s Asset-Backed Finance Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company.

Collateral Management Fees

Certain affiliates of the Operating Manager serve as collateral managers for certain wholly-owned subsidiaries of the Company. Collateral managers perform investment management functions including supervising and directing investments and performing administrative and advisory functions on behalf of the Company.

For the three months ended September 30, 2026, the Company paid $368 and €78 in collateral management fees to affiliates of the Operating Manager. For the nine months ended September 30, 2026, the Company paid $1,144 and €189 in collateral management fees to affiliates of the Operating Manager. For the three months ended September 30, 2025, the Company paid $332 and €104 in collateral management fees to affiliates of the Operating Manager. For the nine months ended September 30, 2025, the Company paid $581 and €221 in collateral management fees to affiliates of the Operating Manager.

Redding Ridge Holdings Fees

For the three months ended September 30, 2026, RRH made payments to affiliates of the Operating Manager of $198 relating to management and performance fees and $174 relating to credit research and administrative fees as a result of the Company’s investment. For the nine months ended September 30, 2026, RRH made payments to affiliates of the Operating Manager of $476 relating to management and performance fees and $493 relating to credit research and administrative fees as a result of the Company’s investment.

Client Servicing Fees

In February 2025, the Company engaged Alchelyst Holdings LLC ("Alchelyst"), formerly known as Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Alchelyst provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the three and nine months ended September 30, 2026, the Company incurred $217 and $582 of expenses, respectively, for services provided by Alchelyst. During the three and nine months ended September 30, 2025, the Company did not incur any expenses related to services provided by Alchelyst.

7.
SHAREHOLDERS’ EQUITY

On September 22, 2023, the Company issued 40 V Shares for both Series I and Series II for aggregate consideration of $1 and $1, respectively, to an affiliate of Apollo.

The following table summarizes shareholder transactions in common shares during the three months ended September 30, 2026:

For the Three Months ended September 30, 2026
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	812	20	812	20
Shares repurchased	(53,019)	(1,331)	(128,454)	(3,231)	(181,473)	(4,562)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$(53,019)	$(1,331)	$(127,642)	$(3,211)	$(180,661)	$(4,542)

F-I Shares:
Proceeds from issuance of shares	$90,613	$2,290	$507,837	$12,866	$598,450	$15,156
Shares issued under DRIP	16,316	412	69,935	1,773	86,251	2,185
Shares repurchased	(41,679)	(1,053)	(146,436)	(3,710)	(188,115)	(4,763)
Exchanges/Conversions	(134,113)	(3,389)	133,795	3,390	(318)	1
Net increase (decrease)	$(68,863)	$(1,740)	$565,131	$14,319	$496,268	$12,579

F-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	39	1	39	1
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$39	$1	$39	$1

P-I Shares:
Proceeds from issuance of shares	$-	$-	$2,905	$75	$2,905	$75
Shares issued under DRIP	271	7	245	6	516	13
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$271	$7	$3,150	$81	$3,421	$88

P-S Shares:
Proceeds from issuance of shares	$11,252	$280	$799,646	$20,360	$810,898	$20,640
Shares issued under DRIP	1,309	33	75,226	1,915	76,535	1,948
Shares repurchased	-	-	(87,261)	(2,222)	(87,261)	(2,222)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$12,561	$313	$787,611	$20,053	$800,172	$20,366

E Shares:
Proceeds from issuance of shares	$-	$-	$48,352	$1,200	$48,352	$1,200
Shares issued under DRIP	90	2	3,697	92	3,787	94
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$90	$2	$52,049	$1,292	$52,139	$1,294

T-I Shares:
Proceeds from issuance of shares	$49,849	$1,271	$334,986	$8,601	$384,835	$9,872
Shares issued under DRIP	10,082	257	52,392	1,345	62,474	1,602
Shares repurchased	(56,930)	(1,450)	(415,600)	(10,672)	(472,530)	(12,122)
Exchanges/Conversions	(2,536)	(65)	-	-	(2,536)	(65)
Net increase (decrease)	$465	$13	$(28,222)	$(726)	$(27,757)	$(713)

T-S Shares:
Proceeds from issuance of shares	$91,453	$2,325	$233,794	$5,963	$325,247	$8,288
Shares issued under DRIP	16,503	420	55,004	1,403	71,507	1,823
Shares repurchased	(96,392)	(2,450)	(321,894)	(8,211)	(418,286)	(10,661)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$11,564	$295	$(33,096)	$(845)	$(21,532)	$(550)

I Shares:
Proceeds from issuance of shares	$201,338	$5,119	$1,642,808	$42,061	$1,844,146	$47,180
Shares issued under DRIP	4,521	115	108,143	2,768	112,664	2,883
Shares repurchased	(1,568)	(40)	(481,687)	(12,333)	(483,255)	(12,373)
Exchanges/Conversions	(61,989)	(1,576)	64,064	1,640	2,075	64
Net increase (decrease)	$142,302	$3,618	$1,333,328	$34,136	$1,475,630	$37,754

S Shares:
Proceeds from issuance of shares	$14,085	$360	$5,655	$145	$19,740	$505
Shares issued under DRIP	56	1	302	8	358	9
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$14,141	$361	$5,957	$153	$20,098	$514

BD Shares:
Proceeds from issuance of shares	$-	$-	$227,634	$5,836	$227,634	$5,836
Shares issued under DRIP	-	-	20,836	534	20,836	534
Shares repurchased	-	-	(124,146)	(3,183)	(124,146)	(3,183)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$124,324	$3,187	$124,324	$3,187

Total net increase (decrease)	$59,512	$1,538	$2,682,629	$68,440	$2,742,141	$69,978

The following table summarizes shareholder transactions in common shares during the nine months ended September 30, 2026:

For the Nine Months ended September 30, 2026
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$150,114	$3,805	$362,741	$9,246	$512,855	$13,051
Shares issued under DRIP	-	-	1,692	43	1,692	43
Shares repurchased	(232,023)	(5,868)	(159,841)	(4,032)	(391,864)	(9,900)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$(81,909)	$(2,063)	$204,592	$5,257	$122,683	$3,194

F-I Shares:
Proceeds from issuance of shares	$255,041	$6,472	$1,846,787	$47,198	$2,101,828	$53,670
Shares issued under DRIP	58,171	1,477	207,557	5,294	265,728	6,771
Shares repurchased	(99,841)	(2,530)	(869,213)	(22,304)	(969,054)	(24,834)
Exchanges/Conversions	(482,209)	(12,230)	479,536	12,230	(2,673)	-
Net increase (decrease)	$(268,838)	$(6,811)	$1,664,667	$42,418	$1,395,829	$35,607

F-S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	117	4	117	4
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$117	$4	$117	$4

P-I Shares:
Proceeds from issuance of shares	$22,223	$560	$2,905	$75	$25,128	$635
Shares issued under DRIP	741	19	693	18	1,434	37
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$22,964	$579	$3,598	$93	$26,562	$672

P-S Shares:
Proceeds from issuance of shares	$16,839	$420	$2,724,464	$69,721	$2,741,303	$70,141
Shares issued under DRIP	4,455	111	186,094	4,766	190,549	4,877
Shares repurchased	-	-	(559,264)	(14,351)	(559,264)	(14,351)
Exchanges/Conversions	162,428	4,084	(158,123)	(4,084)	4,305	-
Net increase (decrease)	$183,722	$4,615	$2,193,171	$56,052	$2,376,893	$60,667

E Shares:
Proceeds from issuance of shares	$-	$-	$60,057	$1,495	$60,057	$1,495
Shares issued under DRIP	271	7	10,291	257	10,562	264
Shares repurchased	-	-	(1,190)	(30)	(1,190)	(30)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$271	$7	$69,158	$1,722	$69,429	$1,729

T-I Shares:
Proceeds from issuance of shares	$234,583	$6,010	$1,277,193	$33,023	$1,511,776	$39,033
Shares issued under DRIP	29,980	767	156,981	4,057	186,961	4,824
Shares repurchased	(69,450)	(1,771)	(895,541)	(23,087)	(964,991)	(24,858)
Exchanges/Conversions	(934,081)	(24,054)	920,923	23,989	(13,158)	(65)
Net increase (decrease)	$(738,968)	$(19,048)	$1,459,556	$37,982	$720,588	$18,934

T-S Shares:
Proceeds from issuance of shares	$546,101	$13,974	$1,349,766	$34,743	$1,895,867	$48,717
Shares issued under DRIP	49,551	1,265	157,634	4,046	207,185	5,311
Shares repurchased	(286,595)	(7,304)	(438,810)	(11,230)	(725,405)	(18,534)
Exchanges/Conversions	(46,761)	(1,200)	5,796	149	(40,965)	(1,051)
Net increase (decrease)	$262,296	$6,735	$1,074,386	$27,708	$1,336,682	$34,443

I Shares:
Proceeds from issuance of shares	$859,918	$21,985	$8,216,843	$212,178	$9,076,761	$234,163
Shares issued under DRIP	10,233	262	263,273	6,775	273,506	7,037
Shares repurchased	(1,569)	(40)	(974,773)	(25,038)	(976,342)	(25,078)
Exchanges/Conversions	(31,756)	(796)	74,658	1,912	42,902	1,116
Net increase (decrease)	$836,826	$21,411	$7,580,001	$195,827	$8,416,827	$217,238

S Shares:
Proceeds from issuance of shares	$14,085	$360	$26,442	$681	$40,527	$1,041
Shares issued under DRIP	56	1	351	9	407	10
Shares repurchased	-	-	-	-	-	-
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$14,141	$361	$26,793	$690	$40,934	$1,051

BD Shares:
Proceeds from issuance of shares	$-	$-	$1,966,049	$50,951	$1,966,049	$50,951
Shares issued under DRIP	-	-	145,904	3,770	145,904	3,770
Shares repurchased	-	-	(155,060)	(3,980)	(155,060)	(3,980)
Exchanges/Conversions	-	-	-	-	-	-
Net increase (decrease)	$-	$-	$1,956,893	$50,741	$1,956,893	$50,741

Total net increase (decrease)	$230,505	$5,786	$16,232,932	$418,494	$16,463,437	$424,280

The following table summarizes shareholder transactions in common shares during the three months ended September 30, 2025:

For the Three Months ended September 30, 2025
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	143,834	3,641	294,560	7,492	438,394	11,133
Shares issued under DRIP	-	-	606	15	606	15
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	143,834	3,641	295,166	7,507	439,000	11,148

F-I Shares:
Proceeds from issuance of shares	1,595,850	40,630	5,280,647	135,241	6,876,497	175,871
Shares issued under DRIP	22,954	584	54,714	1,401	77,668	1,985
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	1,618,804	41,214	5,335,361	136,642	6,954,165	177,856

F-S Shares:
Proceeds from issuance of shares	$3,925	$100	$2,580	$66	$6,505	$166
Shares issued under DRIP	14.83	0.38	-	-	14.83	0.38
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$3,940	$100	$2,580	$66	$6,520	$166

P-I Shares:
Proceeds from issuance of shares	-	-	958	25	958	25
Shares issued under DRIP	-	-	266	7	266	7
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	-	1,224	32	1,224	32

P-S Shares:
Proceeds from issuance of shares	11,553	290	1,174,376	30,206	1,185,929	30,496
Shares issued under DRIP	4,399	110	89,808	2,310	94,207	2,420
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	15,952	400	1,264,184	32,516	1,280,136	32,916

E Shares:
Proceeds from issuance of shares	98	3	8,646	217	8,744	220
Shares issued under DRIP	164	4	5,355	135	5,519	139
Shares repurchased or exchanged	-	-	(4,091)	(103)	(4,091)	(103)

Net increase (decrease)	262	7	9,910	249	10,172	256

T-I Shares:
Proceeds from issuance of shares	591,284	15,195	432,868	11,226	1,024,152	26,421
Shares issued under DRIP	22,509	578	48,123	1,248	70,632	1,826
Shares repurchased or exchanged	(19,897)	(512)	-	-	(19,897)	(512)

Net increase (decrease)	593,896	15,261	480,991	12,474	1,074,887	27,735

T-S Shares:
Proceeds from issuance of shares	620,430	15,920	937,801	24,176	1,558,231	40,096
Shares issued under DRIP	20,076	515	57,716	1,488	77,792	2,003
Shares repurchased or exchanged	(97,187)	(2,494)	(20,657)	(533)	(117,844)	(3,027)

Net increase (decrease)	543,319	13,941	974,860	25,131	1,518,179	39,072

I Shares:
Proceeds from issuance of shares	-	-	637,561	16,480	637,561	16,480
Shares issued under DRIP	-	-	191	5	191	5
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	-	637,752	16,485	637,752	16,485

S Shares:
Proceeds from issuance of shares	-	-	-	-	-	-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	-	-	-	-	-

BD Shares:
Proceeds from issuance of shares	-	-	4,902,989	126,971	4,902,989	126,971
Shares issued under DRIP	-	-	5,605	145	5,605	145
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	-	-	4,908,594	127,116	4,908,594	127,116

Total net increase (decrease)	2,920,007	74,564	13,910,622	358,217	16,830,629	432,781

The following table summarizes shareholder transactions in common shares during the nine months ended September 30, 2025:

For the Nine Months ended September 30, 2025
	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-I Shares:
Proceeds from issuance of shares	$871,595	$22,076	$1,395,531	$35,578	$2,267,126	$57,654
Shares issued under DRIP	-	-	1,090	28	1,090	28
Shares repurchased or exchanged	(3,945)	(100)	(19,818)	(499)	(23,763)	(599)

Net increase (decrease)	$867,650	$21,976	$1,376,803	$35,107	$2,244,453	$57,083

F-I Shares:
Proceeds from issuance of shares	$2,806,990	$71,572	$9,670,950	$247,801	$12,477,940	$319,373
Shares issued under DRIP	32,885	837	67,774	1,735	100,659	2,572
Shares repurchased or exchanged	(173,364)	(4,397)	-	-	(173,364)	(4,397)

Net increase (decrease)	$2,666,511	$68,012	$9,738,724	$249,536	$12,405,235	$317,548

F-S Shares:
Proceeds from issuance of shares	$3,925	$100	$2,580	$66	$6,505	$166
Shares issued under DRIP	15	0	-	-	15	0
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$3,940	$100	$2,580	$66	$6,520	$166

P-I Shares:
Proceeds from issuance of shares	$-	$-	$49,990	$1,305	$49,990	$1,305
Shares issued under DRIP	-	-	355	9	355	9
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$50,345	$1,314	$50,345	$1,314

P-S Shares:
Proceeds from issuance of shares	$176,885	$4,450	$4,070,371	$104,687	$4,247,256	$109,137
Shares issued under DRIP	4,399	110	119,548	3,075	123,947	3,185
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$181,284	$4,560	$4,189,919	$107,762	$4,371,203	$112,322

E Shares:
Proceeds from issuance of shares	$2,233	$57	$28,917	$728	$31,150	$785
Shares issued under DRIP	265	7	12,344	310	12,609	317
Shares repurchased or exchanged	(1,359)	(35)	(4,091)	(103)	(5,450)	(138)

Net increase (decrease)	$1,139	$29	$37,170	$935	$38,309	$964

T-I Shares:
Proceeds from issuance of shares	$1,548,281	$39,859	$2,458,477	$63,828	$4,006,758	$103,687
Shares issued under DRIP	36,962	950	59,352	1,538	96,314	2,488
Shares repurchased or exchanged	(32,185)	(827)	(1,943)	(50)	(34,128)	(877)

Net increase (decrease)	$1,553,058	$39,982	$2,515,886	$65,316	$4,068,944	$105,298

T-S Shares:
Proceeds from issuance of shares	$1,989,218	$51,111	$4,497,538	$115,996	$6,486,756	$167,107
Shares issued under DRIP	29,569	759	69,589	1,794	99,158	2,553
Shares repurchased or exchanged	(409,417)	(10,501)	(21,642)	(558)	(431,059)	(11,059)

Net increase (decrease)	$1,609,370	$41,369	$4,545,485	$117,232	$6,154,855	$158,601

I Shares:
Proceeds from issuance of shares	$-	$-	$739,872	$19,122	$739,872	$19,122
Shares issued under DRIP	-	-	191	5	191	5
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$740,063	$19,127	$740,063	$19,127

S Shares:
Proceeds from issuance of shares	$-	$-	$-	$-	$-	$-
Shares issued under DRIP	-	-	-	-	-	-
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$-	$-	$-	$-

BD Shares:
Proceeds from issuance of shares	$-	$-	$5,025,320	$130,134	$5,025,320	$130,134
Shares issued under DRIP	-	-	5,605	145	5,605	145
Shares repurchased or exchanged	-	-	-	-	-	-

Net increase (decrease)	$-	$-	$5,030,925	$130,279	$5,030,925	$130,279

Total net increase (decrease)	$6,882,952	$176,028	$28,227,900	$726,674	$35,110,852	$902,702

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), in which cash distributions to shareholders will automatically be reinvested in additional whole and fractional shares attributable to the type of Shares that a shareholder owns unless and until an election is made on behalf of such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Series’ Transactional Net Asset Value per share as of the end of the prior month. Shares will be distributed in proportion to the Series and types of Shares held by the shareholder under the DRIP. There will be no sales load charges on Shares issued to a shareholder under the DRIP. The shares issued under DRIP are summarized in the shareholders’ equity tables above.

Distributions

The Company will seek to declare, accrue and pay monthly distributions. However, there is no guarantee that Series I or Series II will pay monthly distributions consistently and at a specific rate, or at all. For the three months ended September 30, 2026, distributions of $3,594, $26,605 and $30,199 were declared by Series I, Series II and the Company, respectively. For the nine months ended September 30, 2026, distributions of $11,131, $74,258 and $85,389 were declared by Series I, Series II and the Company, respectively. For the three months ended September 30, 2025, distributions of $2,770, $13,801 and $16,571 were declared by Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, distributions of $6,782, $27,344 and $34,126 were declared by Series I, Series II and the Company, respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP. Please refer to the shareholder transactions tables above for Shares issued under DRIP for the three and nine months ended September 30, 2026 and September 30, 2025.

The following tables reflect the aggregate distributions declared for each applicable share type of the Company for the three and nine months ended September 30, 2026:

For the Three Months ended September 30, 2026
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$494	$1,332	$1,826
F-I Shares:	1,376	7,250	8,626
F-S Shares:	-	1	1
P-I Shares:	7	22	29
P-S Shares:	107	3,342	3,449
E Shares:	2	1,101	1,103
T-I Shares:	555	2,388	2,943
T-S Shares:	768	2,331	3,099
I Shares:	282	5,474	5,756
S Shares:	3	9	12
BD Shares:	-	3,355	3,355
Total Distributions Declared:	$3,594	$26,605	$30,199

For the Nine Months ended September 30, 2026
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$1,578	$4,003	$5,581
F-I Shares:	4,408	21,020	25,428
F-S Shares:	-	3	3
P-I Shares:	21	65	86
P-S Shares:	299	8,699	8,998
E Shares:	7	3,259	3,266
T-I Shares:	1,816	6,917	8,733
T-S Shares:	2,299	6,733	9,032
I Shares:	700	13,910	14,610
S Shares:	3	12	15
BD Shares:	-	9,637	9,637
Total Distributions Declared:	$11,131	$74,258	$85,389

The following tables reflect the aggregate distributions declared for each applicable share type of the Company for the three and nine months ended September 30, 2025:

For the Three Months ended September 30, 2025
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$434	$977	$1,411
F-I Shares:	959	4,163	5,122
F-S Shares:	1	-	1
P-I Shares:	-	23	23
P-S Shares:	59	2,497	2,556
E Shares:	2	1,053	1,055
T-I Shares:	717	1,235	1,952
T-S Shares:	598	1,784	2,382
I Shares:	-	180	180
S Shares:	-	-	-
BD Shares:	-	1,889	1,889
Total Distributions Declared:	$2,770	$13,801	$16,571

For the Nine Months ended September 30, 2025
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$1,198	$2,375	$3,573
F-I Shares:	2,015	7,793	9,808
F-S Shares:	1	-	1
P-I Shares:	-	38	38
P-S Shares:	134	5,767	5,901
E Shares:	7	3,082	3,089
T-I Shares:	1,911	2,394	4,305
T-S Shares:	1,516	3,794	5,310
I Shares:	-	194	194
S Shares:	-	-	-
BD Shares:	-	1,907	1,907
Total Distributions Declared:	$6,782	$27,344	$34,126

Share Repurchases

The Company offers a share repurchase plan (“Repurchase Plan”) pursuant to which, on a quarterly basis, shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our Repurchase Plan, or none at all, in our discretion at any time. We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series using the average aggregate NAV across both Series as of the end of the immediately preceding three months). Generally, the price at which we make repurchases of our Shares will equal the NAV per Share as of each applicable Share type of each applicable Series (“NAV per Share”) as of the last calendar day of the applicable, immediately preceding quarter. The applicable quarterly share repurchase limit and repurchase price are calculated based on the Transactional Net Asset Value.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

As of September 30, 2026, Series I, Series II and the Company had unfunded commitments on Asset-Backed Finance Assets amounting to $25,624, $138,219 and $163,844, respectively, and €1,500, €8,089 and €9,588, respectively.

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

11.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the nine months ended September 30, 2026:

For the Nine Months ended September 30, 2026
Series I
(in thousands)
	A-I Shares	F-I Shares	F-S Shares	P-I Shares	P-S Shares	E Shares	T-I Shares	T-S Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$25.43	$25.57	$25.63	$25.20	$25.19	$25.78	$25.79	$25.74	$25.73	$25.75
Distributions declared(1)	(0.96)	(0.94)	(0.82)	(0.91)	(0.89)	(1.14)	(0.93)	(0.79)	(0.93)	(0.80)
Net investment income(2)	0.90	0.90	0.90	0.85	0.83	1.06	0.87	0.77	0.84	0.78
Net realized and unrealized gain/(loss)(3)	(0.40)	(0.40)	(0.39)	(0.39)	(0.35)	(0.40)	(0.39)	(0.35)	(0.36)	(0.34)
Net increase (decrease) in net assets resulting from operations	$0.50	$0.50	$0.51	$0.46	$0.48	$0.66	$0.48	$0.42	$0.48	$0.44
Accrued shareholder servicing fees	-	-	-	-	(0.37)	-	-	(1.19)	-	-
Net asset value at end of period	$24.97	$25.13	$25.32	$24.75	$24.41	$25.30	$25.34	$24.18	$25.28	$25.39
Shares outstanding at end of period	1,577,651	4,562,401	110	23,074	367,351	6,276	1,882,513	2,925,120	1,041,469	14,251
Weighted average shares outstanding	1,641,002	4,688,493	110	22,709	337,924	6,156	1,936,864	2,893,668	765,520	3,466

Ratio/Supplemental Data:
Net assets at end of period	$39,400	$114,658	$3	$571	$8,966	$159	$47,709	$70,743	$26,323	$362
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	1.46%	1.49%	1.49%	1.60%	1.71%	0.88%	1.60%	2.02%	1.59%	1.43%
Total expenses after expense support and after performance fees	1.46%	1.49%	1.49%	1.60%	1.73%	0.89%	1.60%	2.02%	1.62%	1.50%
Total expenses after expense support and before performance fees	1.46%	1.49%	1.49%	1.60%	1.73%	0.89%	1.60%	2.02%	1.62%	1.50%
Net investment income(5)(6)	5.20%	5.16%	5.15%	5.03%	4.93%	5.75%	5.02%	4.63%	4.89%	4.66%
Total return(7)	2.03%	1.99%	1.99%	1.88%	1.74%	2.61%	1.91%	1.46%	1.87%	1.91%

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

For the Nine Months ended September 30, 2026
Series II
(in thousands)
	A-I Shares	F-I Shares	F-S Shares	P-I Shares	P-S Shares	E Shares	T-I Shares	T-S Shares	I Shares	S Shares	BD Shares
Per Share Data:
Net asset value at beginning of period	$25.57	$25.74	$25.69	$26.20	$25.85	$25.29	$26.07	$25.90	$25.99	$25.98	$26.03
Distributions declared(1)	(1.28)	(1.25)	(1.10)	(1.21)	(1.16)	(1.48)	(1.21)	(1.06)	(1.20)	(1.06)	(1.21)
Net investment income(2)	1.07	1.07	0.97	1.07	1.00	1.20	1.05	0.94	1.03	0.80	1.05
Net realized and unrealized gain/(loss)(3)	(0.39)	(0.39)	(0.33)	(0.40)	(0.31)	(0.38)	(0.39)	(0.30)	(0.38)	(0.19)	(0.39)
Net increase (decrease) in net assets resulting from operations	0.68	0.68	0.64	0.67	0.69	0.82	0.66	0.64	0.65	0.61	0.66
Accrued shareholder servicing fees	-	-	(1.19)	-	(0.40)	-	-	(1.22)	-	(0.05)	-
Net asset value at end of period	$24.97	$25.17	$24.04	$25.66	$24.98	$24.63	$25.52	$24.26	$25.44	$25.48	$25.48
Shares outstanding at end of period	3,066,186	17,487,669	2,847	56,253	8,733,058	2,251,399	5,897,153	6,605,977	13,993,486	26,903	8,425,231
Weighted average shares outstanding	3,120,279	16,766,863	2,795	53,679	7,523,460	2,206,508	5,726,222	6,385,398	11,620,932	11,799	8,000,873

Ratio/Supplemental Data:
Net assets at end of period	$76,571	$440,125	$68	$1,443	$218,172	$55,461	$150,468	$160,285	$356,042	$685	$214,691
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	1.36%	1.39%	1.79%	1.50%	1.61%	0.78%	1.50%	1.91%	1.48%	1.65%	1.49%
Total expenses after expense support and after performance fees	1.36%	1.40%	1.80%	1.50%	1.62%	0.79%	1.50%	1.92%	1.51%	1.73%	1.50%
Total expenses after expense support and before performance fees	1.36%	1.40%	1.80%	1.50%	1.62%	0.79%	1.50%	1.92%	1.51%	1.73%	1.50%
Net investment income(5)(6)	5.87%	5.83%	5.43%	5.74%	5.54%	6.45%	5.71%	5.29%	5.62%	4.58%	5.70%
Total return(7)	2.73%	2.69%	2.28%	2.59%	2.46%	3.31%	2.58%	2.15%	2.58%	2.38%	2.58%

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

The following are the financial highlights for the nine months ended September 30, 2025:

For the Nine Months ended September 30, 2025
Series I
(in thousands)
	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	T-I Shares	T-S Shares
Per Share Data:
Net asset value at beginning of period	$25.30	$25.41	$25.14	$25.52	$25.03	$25.03	$25.56	$25.52
Proceeds from issuance of shares	-	-	-	-	-	-	-	-
Distributions declared(1)	(0.90)	(1.00)	(0.93)	(1.23)	(1.10)	(1.10)	(1.05)	(0.90)
Net investment income(2)	0.48	0.27	0.54	0.79	0.59	0.68	0.62	0.45
Net realized and unrealized gain/(loss)(3)	0.71	0.93	0.69	0.71	0.70	0.61	0.69	0.71
Net increase (decrease) in net assets resulting from operations	1.19	1.20	1.23	1.50	1.29	1.29	1.31	1.16
Net asset value at end of period	$25.59	$25.61	$25.44	$25.79	$25.22	$25.22	$25.82	$25.78
Shares outstanding at end of period	3,663,967	4,050	1,489,598	5,919	110	181,394	2,473,514	2,255,194
Weighted average shares outstanding	2,044,353	984	1,186,027	5,593	110	115,404	1,694,667	1,549,020

Ratio/Supplemental Data:
Net assets at end of period	$93,759	$104	$37,901	$153	$3	$4,575	$63,864	$58,136
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	2.97%	2.62%	2.90%	2.02%	2.71%	2.47%	2.63%	3.47%
Total expenses after expense support and after performance fees	2.11%	2.08%	1.94%	1.04%	1.71%	1.68%	1.70%	2.54%
Total expenses after expense support and before performance fees	1.65%	1.54%	1.64%	1.04%	1.04%	1.05%	1.04%	1.88%
Net investment income(5)(6)	3.20%	2.25%	3.46%	4.40%	3.69%	4.05%	3.74%	2.86%
Total return(7)	4.79%	4.79%	4.98%	5.93%	5.24%	5.23%	5.24%	4.58%

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

For the Nine Months ended September 30, 2025
Series II
(in thousands)
	F-I Shares	F-S Shares	A-I Shares	E Shares	P-I Shares	P-S Shares	T-I Shares	T-S Shares	I Shares	BD Shares
Per Share Data:
Net asset value at beginning of period	$25.32	$25.44	$25.20	$24.99	$25.47	$25.48	$25.53	$25.49	$-	$-
Proceeds from issuance of shares	-	-	-	-	-	-	-	-	25.85	25.90
Distributions declared(1)	(1.05)	(1.18)	(1.13)	(1.42)	(0.84)	(1.23)	(1.06)	(1.01)	(0.52)	(0.59)
Net investment income(2)	0.74	0.57	0.81	1.02	0.90	0.87	0.88	0.72	0.37	0.35
Net realized and unrealized gain/(loss)(3)	0.71	0.87	0.67	0.68	0.68	0.71	0.69	0.69	0.27	0.35
Net increase (decrease) in net assets resulting from operations	1.45	1.44	1.48	1.70	1.58	1.58	1.57	1.41	0.64	0.70
Net asset value at end of period	$25.72	$25.70	$25.55	$25.27	$26.21	$25.83	$26.04	$25.89	$25.97	$26.01
Shares outstanding at end of period	11,988,974	2,690	2,419,022	2,181,475	52,401	5,869,444	2,914,860	4,794,292	740,063	5,030,925
Weighted average shares outstanding	6,411,250	397	1,907,668	2,168,334	27,681	4,344,542	1,770,049	3,114,012	243,988	3,204,560

Ratio/Supplemental Data:
Net assets at end of period	$308,383	$69	$61,811	$55,128	$1,373	$151,595	$75,915	$124,120	$19,216	$130,839
Annualized ratio to average net assets(4)(5)
Total expenses before expense support and after performance fees	2.92%	2.78%	2.81%	1.94%	2.52%	2.55%	2.53%	3.39%	2.43%	1.68%
Total expenses after expense support and after performance fees	2.04%	2.08%	1.86%	0.95%	1.60%	1.62%	1.61%	2.47%	1.82%	1.18%
Total expenses after expense support and before performance fees	1.57%	1.49%	1.56%	0.95%	0.93%	0.96%	0.95%	1.81%	1.35%	0.86%
Net investment income(5)(6)	4.25%	3.41%	4.55%	5.41%	4.84%	4.76%	4.78%	3.97%	3.91%	4.78%
Total return(7)	5.80%	5.80%	6.00%	6.95%	6.24%	6.25%	6.26%	5.58%	3.37%	2.90%

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

12.
SEGMENT REPORTING

Series I, Series II and the Company operate as one operating segment and one reporting unit, investment management. Series I, Series II and the Company’s CODM is the President, who reviews financial information including segment expenses presented on a consolidated basis. Series I, Series II and the Company generate revenues from interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset Backed Finance Assets. The CODM uses net increase (decrease) in net assets resulting from operations within the Consolidated Statements of Operations to assess financial performance and make key strategic decisions, such as identifying attractive Asset Backed Finance Assets to invest in. Segment expenses are disclosed in the Consolidated Statements of Operations and segment assets are disclosed in the Consolidated Statements of Assets and Liabilities.

13.
SUBSEQUENT EVENTS

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

October Financial Update

As of October 1, 2026, the Company issued and sold the following unregistered shares of the Company (with the final number of shares being determined on October 23, 2026) to third party investors for cash (unless otherwise noted):

	Series I		Series II
Type	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
A-I Shares	-	-	-	-
F-I Shares	15,919	400,050	92,449	2,326,719
F-S Shares	-	-	-	-
P-I Shares	-	-	-	-
P-S Shares	10,115	250,000	18,380	465,000
E Shares	-	-	-	-
T-I Shares	18,336	464,688	121,299	3,095,000
T-S Shares	19,795	500,000	19,534	495,000
I Shares	27,096	684,850	244,266	6,214,955
S Shares	-	-	785	20,000
BD Shares	-	-	384,832	9,806,283
I (Acc) Shares	-	-	-	-
F-I (Acc) Shares	-	-	-	-

(1) Includes an aggregate of 47,288 shares that were exchanged from 47,356 of Series I F-I Shares.

(2) Includes an aggregate of 38,302 shares that were exchanged from 38,557 of Series I I Shares.

November Financial Update

On November 9, 2026, the Company repurchased Shares in the following amounts:

Total Number of Shares Repurchased	Average Price Paid per Share	Percentage of Aggregate Transactional Net Asset Value Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
3,799,438	$25.27	4.83%	-	$-

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

Overview

The Company was formed as a Delaware limited liability company on September 22, 2023. The Company commenced operations on May 3, 2024 and was formed to acquire, control and manage Asset-Backed Finance Assets globally. The Company formed separate Series pursuant to the LLC Act, and although the Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity for U.S. federal income tax purposes. Although the Series are separate legal entities, they are expected to invest, directly or indirectly, in the same Asset-Backed Finance Assets on a pro rata basis, with equal voting rights with respect thereto. While it is the Company’s intention that the Series will generally hold pro rata economic interests in each Asset-Backed Finance Asset, such economic interests may not be pro rata in all instances. The Company expects that deviations from this pro rata holding intention would be a result of cash flows into the Series and different tax obligations between the Series. The Series will conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Each Series is overseen by the Company's board of directors (the “Board”) and managed by Apollo Manager, LLC, a Delaware limited liability company (the “Operating Manager”). As a Delaware limited liability company with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law. Each of Series I and Series II is intended to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited liability company, and of different series in a series limited liability company, depends on the laws of each state. Although there is no direct authority on point, we generally expect that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may classify Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

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

We are conducting a continuous private offering of our shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer ten types of Investor Shares in Series I and thirteen types of Investor Shares in Series II. For Series I, these are: S Shares, I Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares (collectively, the “Series I Investor Shares”). For Series II, these are: S Shares, I Shares, I (Acc) Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares, F-S Shares, F-I Shares, F-I (Acc) Shares, BD Shares, A-I Shares and A-II Shares (collectively, the “Series II Investor Shares” and, together with the Series I Investor Shares, the “Investor

Shares”). The F-I (Acc) Shares and I (Acc) Shares were offered beginning May 1, 2026. We may offer additional types of Investor Shares in the future. The share types have different upfront selling commissions and ongoing distribution fees and shareholder servicing fees.

Basis of Presentation

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Our financial statements are prepared using the accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services-Investment Companies (“ASC Topic 946”).

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Asset-Backed Finance Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Revenues

We generate revenues primarily from the management of our Asset-Backed Finance Assets held through our subsidiaries and to a lesser extent strategic opportunities in Asset-Backed Finance Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset-Backed Finance Assets.

For the three months ended September 30, 2026, Series I, Series II and the Company generated revenues of $4,428, $23,160 and $27,588, respectively, which includes interest income of $5,666, $28,477 and $34,143, respectively, dividend income of $283, $2,871 and $3,154, respectively, $(1,419), $(7,631) and $(9,050) of net change in unrealized appreciation/(depreciation), respectively, and $(102), $(557) and $(659) of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets, fixed income and debt assets.

For the nine months ended September 30, 2026, Series I, Series II and the Company generated revenues of $12,508, $62,182 and $74,690, respectively, which includes interest income of $14,786, $72,632 and $87,418, respectively, dividend income of $2,526, $13,542 and $16,068, respectively, $(3,503), $(17,838) and $(21,341) of net change in unrealized appreciation/(depreciation), respectively, and $(1,301), $(6,154) and $(7,455) of net realized gains/(losses), respectively, on Asset-Backed Finance Assets and derivatives over the period. Such revenues were generated from our Asset-Backed Finance Assets, fixed income and debt assets.

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

For the three months ended September 30, 2026, Series I revenues increased/(decreased) by $(1,773) compared to the three months ended September 30, 2025, consisting of an increase/(decrease) of $3,149 of interest income, increase/(decrease) of $(719) of dividend income, $(4,264) of net change in unrealized appreciation/(depreciation) and $61 of net realized gains/(losses). For the three months ended September 30, 2026, Series II revenues increased/(decreased) by $1,052 compared to the three months ended September 30, 2025, consisting of an increase/(decrease) of $19,487 of interest income, increase/(decrease) of $(689) of dividend income, $(18,068) of net change in unrealized appreciation/(depreciation) and $322 of net realized gains/(losses). For the three months ended September 30, 2026, the Company revenues increased/(decreased) by $(721) compared to the three months ended September 30, 2025, consisting of an increase/(decrease) of $22,636 of interest income, increase/(decrease) of $(1,408) of dividend income, $(22,332) of net change in unrealized appreciation/(depreciation) and $383 of net realized gains/(losses). The net increases were due to the acquisition of Asset-Backed Finance Assets, fixed income and debt assets subsequent to September 30, 2025, that are generating revenue.

For the nine months ended September 30, 2026, Series I revenues increased/(decreased) by $(370) compared to the nine months ended September 30, 2025, consisting of an increase/(decrease) of $8,841 of interest income, increase/(decrease) of $399 of dividend income, $(8,469) of net change in unrealized appreciation/(depreciation) and $(1,141) of net realized gains/(losses). For the nine months ended September 30, 2026, Series II revenues increased/(decreased) by $20,329 compared to the nine months ended September 30, 2025, consisting of an increase/(decrease) of $53,271 of interest income, increase/(decrease) of $6,618 of dividend income, $(34,431) of net change in unrealized appreciation/(depreciation) and $(5,129) of net realized gains/(losses). For the nine months ended September 30, 2026, the Company revenues increased/(decreased) by $19,959 compared to the nine months ended September 30, 2025, consisting of an increase/(decrease) of $62,112 of interest income, increase/(decrease) of $7,017 of dividend income, $(42,900) of net change in unrealized appreciation/(depreciation) and $(6,270) of net realized gains/(losses). The net increases were due to the acquisition of Asset-Backed Finance Assets, fixed income and debt assets subsequent to September 30, 2025, that are generating revenue.

Expenses

The below description of expenses applies with respect to each Series and is the same for each Series unless otherwise indicated.

Management Fee

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (“Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end NAV attributable to S Shares, I Shares and I (Acc) Shares, (ii) 0.85% per annum of the month-end NAV attributable to the Founder Shares, and the F-I (Acc) Shares, (iii) 1.00% per annum of the month-end NAV attributable to the T-S Shares and T-I Shares which commenced November 1, 2025, (iv) 1.00% per annum of the month-end NAV attributable to the P-S Shares and P-I Shares which commenced November 1, 2025, (v) 1.00% per annum of the month-end NAV attributable to the BD Shares which commenced November 1, 2025, (vi) 0.80% per annum of the month-end NAV attributable to the A-I Shares from inception through December 31, 2027 and 0.85% per annum of the month-end NAV attributable to the A-I Shares thereafter and (vii) 0.75% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees; provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on the Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares. Such Management Fee is calculated based on the Company’s Transactional Net Asset Value.

For the three months ended September 30, 2026, the Operating Manager earned Management Fees of $714, $3,846 and $4,560 for Series I, Series II and the Company, respectively. For the three months ended September 30, 2025, the Operating Manager earned Management Fees of $252, $690 and $942 for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2026, the Operating Manager earned Management Fees of $2,046, $10,282 and $12,328 for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager earned Management Fees of $517, $1,365 and $1,882 for Series I, Series II and the Company, respectively.

Management Fees increased/(decreased) by $462, $3,156 and $3,618 for Series I, Series II and the Company, respectively, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Management Fees increased/(decreased) by $1,529, $8,917 and $10,446 for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

The increases were primarily due to capital raises and revenue generated from the Asset Backed Finance Assets, fixed income and debt assets, subsequent to September 30, 2025.

As of December 31, 2025, the Company indirectly invested $40,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. The Operating Manager has reduced Management Fees payable by the Company through a reduction in the net asset value used to calculate the Management Fee equivalent to the fair value of the Company’s investment in RRH. As of September 30, 2026, the Company's invested equity increased to $51,075.

Selling Commissions and Ongoing Distribution and Servicing Fees

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.50%, of the transaction price of each S Share, F-S Share, T-S Share and P-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares, T-S Shares and F-S Shares and 0.25% per annum of the aggregate NAV of the Company’s outstanding P-S Shares. Such distribution fee and servicing fee are calculated based on the Transactional Net Asset Value. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I Shares, A-II Shares, I Shares, I (Acc) Shares, T-I Shares, P-I Shares, F-I Shares, F-I (Acc) Shares or BD Shares, which will result in differences in NAV from the types of Shares that do bear such fees. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.

Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

For the three months ended September 30, 2026, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $-, $- and $-, respectively. For the three months ended September 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $114, $246 and $360, respectively.

For the nine months ended September 30, 2026, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $320, $903 and $1,223, respectively. For the nine months ended September 30, 2025, Series I, Series II and the Company incurred annual distribution fees and shareholder servicing fees of $254, $513 and $767, respectively.

Annual distribution fees and shareholder servicing fees increased/(decreased) by $(114), $(246) and $(360) for Series I, Series II and the Company, respectively, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was due to the accrual of distribution fees and shareholder servicing fees for the estimated remaining life of certain shares beginning in the current period.

Annual distribution fees and shareholder servicing fees increased/(decreased) by $66, $390 and $456 for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was due to an increase in capital activity subsequent to September 30, 2025.

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

For each of the three and nine month periods ended September 30, 2026, there were $85 of Special Fees reversals allocable to the Company that were received by an affiliate of the Operating Manager. For each of the three and nine month periods ended September 30, 2025, there were no Special Fees allocable to the Company that were received by an affiliate of the Operating Manager.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a Performance Fee equal to (i) 10.0% of the Total Return (as defined below) with respect to S Shares, I Shares, I (Acc) Shares, T-S Shares, T-I Shares, P-S Shares, P-I Shares or BD Shares, (ii) 7.5% of the Total Return with respect to F-S Shares, F-I Shares, or F-I (Acc) Shares, (iii) 5.0% of the Total Return from inception through December 31, 2027 and 7.5% thereafter with respect to A-I Shares and (iv) 5.0% of the Total Return with respect to A-II Shares, in each case, subject to a 5.0% Hurdle Amount and a High Water Mark with respect to such type of Shares, with a Catch-Up (each term as defined below) (the “Performance Fee”). Such fee will be paid annually and accrue monthly. The Performance Fee is not paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares and will result in differences in NAV among the types of Shares. Such Performance Fee is calculated based on the Company’s Transactional Net Asset Value.

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

For the three months ended September 30, 2026, the Operating Manager accrued Performance Fees of $-, $- and $- for Series I, Series II and the Company, respectively. For the three months ended September 30, 2025, the Operating Manager accrued Performance Fees of $431, $1,534 and $1,965 for Series I, Series II and the Company, respectively.

For the nine months ended September 30, 2026, the Operating Manager accrued Performance Fees of $-, $- and $- for Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager accrued Performance Fees of $903, $2,788 and $3,691 for Series I, Series II and the Company, respectively.

Performance Fees earned by the Operating Manager increased/(decreased) by $(431), $(1,534) and $(1,965) for Series I, Series II and the Company, respectively, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decreases were due to the Company not being above the High Water Mark as of September 30, 2026.

Performance Fees earned by the Operating Manager increased/(decreased) by $(903), $(2,788) and $(3,691) for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decreases were due to the Company not being above the High Water Mark as of September 30, 2026.

As of December 31, 2025, the Company's total invested equity is $40,000 into the equity of RRH, which is an affiliate of the Operating Manager. RRH pays management, credit research, and administrative fees, plus a special allocation (performance fee) to Apollo and its affiliates. As a result, the Operating Manager has reduced the Performance Fees payable by the Company through a reduction in the Total Return used to calculate the Performance Fee equivalent to the Company’s profit from its investment in RRH. As of September 30, 2026, the Company's invested equity increased to $51,075.

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

Series I, Series II and the Company incurred organizational expense of $-, $- and $-, respectively, for the three months ended September 30, 2026.

Series I, Series II and the Company incurred organizational expense of $30, $144 and $174, respectively, for the nine months ended September 30, 2026.

Series I, Series II and the Company incurred organizational expense of $-, $- and $-, respectively, for the three months ended September 30, 2025.

Series I, Series II and the Company incurred organizational expense of $25, $77 and $102, respectively, for the nine months ended September 30, 2025.

The total increase of $72 for the Company in organizational expenses from the nine months ended September 30, 2025 to September 30, 2026 was primarily due to the Company incurring additional formation costs.

Series I, Series II and the Company amortized offering expenses of $22, $116 and $138, respectively, for the three months ended September 30, 2026. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the consolidated financial statements of the Company.

Series I, Series II and the Company amortized offering expenses of $68, $337 and $405, respectively, for the nine months ended September 30, 2026. The remaining amounts are deferred and reflected on the Consolidated Statements of Assets and Liabilities in the consolidated financial statements of the Company.

Series I, Series II and the Company amortized offering expenses of $35, $125 and $160, respectively, for the three months ended September 30, 2025. Amortized offering expenses increased/(decreased) by $(13), $(9) and $(22) for Series I, Series II and the Company, respectively, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a portion of the original offering costs for each series reaching full amortization since the prior-year period.

Series I, Series II and the Company amortized offering expenses of $115, $365 and $480, respectively, for the nine months ended September 30, 2025.

Amortized offering expenses increased/(decreased) by $(47), $(28) and $(75) for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a portion of the original offering costs for each series reaching full amortization since the prior-year period.

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

Series I, Series II and the Company incurred Operating Expenses of $478, $2,592 and $3,070, respectively, for the three months ended September 30, 2026. These expenses relate to general and administration expenses and director fees. Series I, Series II and the Company incurred Operating Expenses of $677, $2,408 and $3,085, respectively, for the three months ended September 30, 2025.

Operating expenses increased/(decreased) by $(199), $184 and $(15) for Series I, Series II and the Company, respectively, for the three months ended September 30, 2026. The decrease in Series I was due to exchanges between Series and the increase in Series II was due to an increase in the net asset value and transaction activity.

Series I, Series II and the Company incurred Operating Expenses of $1,639, $8,201 and $9,840, respectively, for the nine months ended September 30, 2026. These expenses relate to general and administration expenses and director fees. Series I, Series II and the Company incurred Operating Expenses of $1,938, $6,167 and $8,105, respectively, for the nine months ended September 30, 2025.

Operating expenses increased/(decreased) by $(299), $2,034 and $1,735 for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2026. The decrease in Series I was due to exchanges between Series and the increase in Series II was due to an increase in the net asset value and transaction activity.

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

For the three months ended September 30, 2026, the Company reimbursed the Operating Manager for Expense Support of $61, $336 and $397 for expenses incurred by Series I, Series II and the Company, respectively. For the three months ended September 30, 2025, the Operating Manager elected to provide Expense Support of $282, $1,001 and $1,283 for expenses incurred by Series I, Series II and the Company, respectively.

Expense Support provided by the Operating Manager increased/(decreased) by $(221), $(665) and $(886) for Series I, Series II and the Company, respectively, for the three months ended September 30, 2026, compared to the same period in 2025. This shift reflects growth in the Company's asset base, which caused total expenses to fall below the expense cap, eliminating the need for Expense Support and resulting in the Company reimbursing the Operating Manager $61, $336 and $397 for Series I, Series II and the Company, respectively, for amounts previously advanced, compared to Expense Support of $282, $1,001, and $1,283 provided by the Operating Manager in the prior-year period.

For the nine months ended September 30, 2026, the Operating Manager elected to provide Expense Support of $-, $92 and $92 for expenses incurred by Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager elected to provide Expense Support of $1,158, $3,666 and $4,824 for expenses incurred by Series I, Series II and the Company, respectively.

Expense Support provided by the Operating Manager decreased by $(1,158), $(3,574) and $(4,732) for Series I, Series II and the Company, respectively, for the nine months ended September 30, 2026, compared to the same period in 2025. This shift reflects growth in the Company's asset base, which caused total expenses to fall below the expense cap, eliminating the need for Expense Support and resulting in the Company reimbursing the Operating Manager $-, $92 and $92 for Series I, Series II and the Company, respectively, for amounts previously advanced, compared to Expense Support of $1,158, $3,666 and $4,824 provided by the Operating Manager in the prior-year period.

Transactional Net Asset Value

We calculate NAV per share in accordance with valuation policies and procedures that have been approved by our board of directors. GAAP net asset value (“GAAP Net Asset Value”) is the NAV determined in accordance with U.S. GAAP. "Transactional Net Asset Value" is the price at which we sell and repurchase our shares and is calculated by adjusting GAAP Net Asset Value as of each relevant valuation date for some or all of the following, as applicable, (i) the recognition of the shareholder servicing fees and distribution fees on a monthly basis as such fees are accrued, (ii) the exclusion of certain deferred tax liabilities that, although required to be recognized under U.S. GAAP, are not expected to be incurred by the Company based on anticipated income, available deductions and the timing of realization events, and (iii) the amortization of certain organizational and offering expenses over a 60-month period.

The following table provides a breakdown of the major components of Transactional Net Asset Value as of September 30, 2026 ($ in thousands, except shares):

Components of Transactional Net Asset Value
Investments at fair value (cost of $1,978,573)	$2,001,134
Cash and cash equivalents	165,426
Other assets	357,611
Other liabilities	(503,321)
Distribution payable	(10,153)
Accrued performance fee	-
Management fee payable	(1,524)
Accrued shareholder servicing fees and distribution fees (1)	(13,133)
Transactional Net Asset Value	$1,996,040
Number of outstanding shares	78,946,459

(1) Shareholder servicing and distribution fees apply only to Series I and Series II S Shares, F-S Shares, P-S Shares, and T-S Shares. For purposes of Transactional Net Asset Value, we recognize shareholder servicing fees and distribution fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, we accrue the cost of the shareholder servicing fees and distribution fees, as applicable, for the estimated remaining life of the Series I and Series II S Shares, F-S Shares, P-S Shares and T-S Shares as of the date of such Transactional Net Asset Value.

The following table provides a breakdown of total Transactional Net Asset Value and Transactional Net Asset Value per share by type as of September 30, 2026 ($ in thousands, except shares and per share data):

Type	Total Transactional Net Asset Value	Number of Outstanding Shares	Transactional Net Asset Value per share as of September 30, 2026
Series I
A-I Shares	$39,400	1,577,651	$24.97
F-I Shares	$114,658	4,562,401	$25.13
F-S Shares	$3	110	$25.32
P-I Shares	$571	23,074	$24.75
P-S Shares	$9,079	367,351	$24.71
E Shares	$159	6,276	$25.30
T-I Shares	$47,709	1,882,513	$25.34
T-S Shares	$73,883	2,925,121	$25.26
I Shares	$26,324	1,041,470	$25.28
S Shares	$362	14,251	$25.39
V Shares	$1	40	$25.70
Series II
A-I Shares	$76,571	3,066,186	$24.97
F-I Shares	$440,124	17,487,669	$25.17
F-S Shares	$72	2,847	$25.11
P-I Shares	$1,443	56,253	$25.66
P-S Shares	$220,934	8,733,058	$25.30
E Shares	$55,461	2,251,399	$24.63
T-I Shares	$150,468	5,897,153	$25.52
T-S Shares	$167,399	6,605,977	$25.34
I Shares	$356,042	13,993,486	$25.44
S Shares	$685	26,903	$25.48
BD Shares	$214,691	8,425,231	$25.48
V Shares	$1	40	$25.60
Total	$1,996,040	78,946,459

The following table reconciles Transactional Net Asset Value to GAAP Net Asset Value as of September 30, 2026 ($ in thousands):

As of September 30, 2026
GAAP Net Asset Value	$1,982,907
Adjustment:
Accrued shareholder servicing fees and distribution fees (1)	13,133
Transactional Net Asset Value	$1,996,040

(1) Represents an adjustment to reflect shareholder servicing fees and distribution fees related to Series I and Series II S Shares, F-S Shares, P-S Shares and T-S Shares sold as they are accrued on a monthly basis.

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

The Company uses futures contracts to mitigate interest rate risk associated with the Company’s fixed rate debt. See “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 2. Significant Accounting Policies”, “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 4. Derivative Instruments” and our consolidated condensed schedule of investments for additional disclosure regarding our accounting for derivative instruments.

As of September 30, 2026, Series I, Series II and the Company had derivative assets, at fair value of $7,333, $39,549 and $46,882, respectively, and derivative liabilities, at fair value of $2,699, $14,554 and $17,253, respectively, reflected on the Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2026, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $6, $34 and $40, respectively, and net change in unrealized gain (loss) on derivatives of $(1,333), $(7,288) and $(8,621), respectively, reflected on the Consolidated Statements of Operations. For the nine months ended September 30, 2026, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $(946), $(4,373) and $(5,319), respectively, and net change in unrealized gain (loss) on derivatives of $(1,139), $(8,335) and $(9,474), respectively, reflected on the Consolidated Statements of Operations. For the nine months ended September 30, 2025, Series I, Series II and the Company generated net realized gain (loss) on derivatives of $45, $(195) and $(150), respectively, and net change in unrealized gain (loss) on derivatives of $(1,803), $(4,476) and $(6,279), respectively, reflected on the Consolidated Statements of Operations.

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

Share Repurchases

We expect each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV (measured collectively across both Series) of our outstanding Investor Shares and E Shares of each Series (“E Shares”) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase, pursuant to the terms of our Share repurchase plan (the “Repurchase Plan”). Due to tax considerations and other factors, the NAV between each Series differs, and, because of differential fees and other factors, the NAV between each Share type differs, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the assets underlying Asset-Backed Finance

Assets. The applicable quarterly share repurchase limit and repurchase price are calculated based on the Transactional Net Asset Value.

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

For each of the three-month periods ended March 31, 2026, June 30, 2026 and September 30, 2026, the Company repurchased the following Shares:

For the Nine Months ended September 30, 2026
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Percentage of Aggregate NAV Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	-	$-	0.00%	-	$-
February 1, 2026 to February 28, 2026	1,143,577	$25.75	1.52%	1,143,577.01	$-
March 1, 2026 to March 31, 2026	-	$-	0.00%	-	$-
Total for three months ended March 31, 2026	1,143,577	$25.75	1.52%	1,143,577.01	$-
April 1, 2026 to April 30, 2026	-	$-	0.00%	-	$-
May 1, 2026 to May 31, 2026	1,644,527	$25.68	2.18%	1,644,527.01	$-
June 1, 2026 to June 30, 2026	-	$-	0.00%	-	$-
Total for three months ended June 30, 2026	1,644,527	$25.68	2.18%	1,644,527.01	$-
July 1, 2026 to July 31, 2026	-	$-	0.00%	-	$-
August 1, 2026 to August 31, 2026	1,955,067	$25.52	2.62%	1,955,066.63	$-
September 1, 2026 to September 30, 2026	-	$-	0.00%	-	$-
Total for three months ended September 30, 2026	1,955,067	$25.52	2.62%	1,955,066.63	$-

Pursuant to the Repurchase Plan, on a quarterly basis, shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our Repurchase Plan, or none at all, in our discretion at any time. We expect that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series using the average aggregate NAV across both Series as of the end of the immediately preceding three months). Generally, the price at which we make repurchases of our Shares will equal the NAV per Share as of the last calendar day of the applicable, immediately preceding quarter.

A repurchase window was opened to all share types in July 2026 and closed in August 2026. The transaction price per share for that repurchase window was the NAV per share of each respective share type as of June 30, 2026.

Distributions

As of September 30, 2026, the Company declared distributions on the following types of outstanding shares in the amounts set forth below.

Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan:

For the Three Months ended September 30, 2026
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$494	$1,332	$1,826
F-I Shares:	1,376	7,250	8,626
F-S Shares:	-	1	1
P-I Shares:	7	22	29
P-S Shares:	107	3,342	3,449
E Shares:	2	1,101	1,103
T-I Shares:	555	2,388	2,943
T-S Shares:	768	2,331	3,099
I Shares:	282	5,474	5,756
S Shares:	3	9	12
BD Shares:	-	3,355	3,355
Total Distributions Declared:	$3,594	$26,605	$30,199

For the Nine Months ended September 30, 2026
	Series I	Series II	Total
	Distributions declared	Distributions declared	Distributions declared
A-I Shares:	$1,578	$4,003	$5,581
F-I Shares:	4,408	21,020	25,428
F-S Shares:	-	3	3
P-I Shares:	21	65	86
P-S Shares:	299	8,699	8,998
E Shares:	7	3,259	3,266
T-I Shares:	1,816	6,917	8,733
T-S Shares:	2,299	6,733	9,032
I Shares:	700	13,910	14,610
S Shares:	3	12	15
BD Shares:	-	9,637	9,637
Total Distributions Declared:	$11,131	$74,258	$85,389

Cash Flows

The following table summarizes the changes to the Company's cash flows for the nine months ended September 30, 2026 and 2025 ($ in thousands):

Cash flows from:	For the Nine Months ended September 30,
	2026	2025
Operating activities	(224,046)	(847,476)
Financing activities	303,291	868,700
Net increase/(decrease) in cash and cash equivalents	79,245	21,224

Cash used in operating activities

Our cash flow used in operating activities was $(224,046) for the nine months ended September 30, 2026, which primarily relates to the acquisition of Asset-Backed Finance Assets.

Cash provided by financing activities

Our cash flow provided by financing activities was $303,291 for the nine months ended September 30, 2026, which primarily relates to the proceeds from issuance of shares.

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

The Company’s Asset-Backed Finance Assets were comprised of 41% fixed rate investments and 59% floating rate investments, with fair values of $778,510 and $1,123,345, respectively, as of September 30, 2026. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $11,233 with respect to the floating rate investments.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company offers the Repurchase Plan pursuant to which, on a quarterly basis, shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our Repurchase Plan, or none at all, in our discretion at any time. We expect that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series using the average aggregate NAV across both Series as of the end of the immediately preceding three months). Generally, the price at which we make repurchases of our Shares will equal the NAV per Share as of the last calendar day of the applicable, immediately preceding quarter. The quarterly share repurchase limit and repurchase price are calculated based on the Transactional Net Asset Value.

During the three months ended September 30, 2026, the Company repurchased Shares in the following amounts:

For the Three Months ended September 30, 2026
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	-	$-	-	$-
August 1, 2026 to August 31, 2026	1,955,067	$25.52	1,955,067	$-
September 1, 2026 to September 30, 2026	-	$-	-	$-
Total	1,955,067	$25.52	1,955,067	$-

The Shares listed above were repurchased August 10, 2026. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share types during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Formation as Amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10 filed with the SEC on February 9, 2024).

3.2	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.3	Amended Series Agreement of Apollo Asset Backed Credit Company LLC - Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on February 9, 2024).

3.4	Sixth Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-Q filed with the SEC on August 14, 2026).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10 filed with the SEC on June 25, 2024).

4.3	Fifth Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-Q filed with the SEC on August 14, 2026).

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apollo Asset Backed Credit Company LLC

/s/ Robert Rossitto
Date: November 13, 2026	Robert Rossitto
Chief Financial Officer
(principal financial officer)